Form 10-Q
period 2010-06-30
RJS Development, Inc.
filed 2010-08-16
CIK 1373149

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-151698

RJS DEVELOPMENT, INC.

(Name of small business issuer in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

20-0075049

(I.R.S. Employer Identification No.)

200 Miramar Blvd., St. Petersburg, Florida 33704

 (Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  (727) 823-0161

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(_) Yes (x) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (__) Yes (_x_) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)    Accelerated filer (__)     Non-accelerated filer (__)   Smaller reporting company (_x_)                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of June 30, 2010 was 35,000,000.

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

RJS Development, Inc.

Balance Sheet

June 30,

December 31,

 2010

 2009

 (unaudited)

 (audited)

Assets

Current assets

Cash

$

                4,245

$

                   480

Total current assets

                4,245

                   480

Property & equipment, net of accumulated

depreciation of  $6,863 and $6,330, respectively

                1,610

                2,143

Total Assets

$

                5,855

$

                2,623

Liabilities and Stockholders' Equity

Current liabilities

Accounts payable and accrued expenses

$

              12,925

$

              11,275

Notes payable to Shareholder

              17,716

              22,754

Total current liabilities

              30,641

              34,029

Total liabilities

              30,641

#

              34,029

Stockholders' Equity

Common Stock, $.01 par value,  75,000,000 shares

   authorized; 35,000,000 and 35,000,000 shares

   issued and outstanding, respectively

          350,000

          350,000

Additional paid-in capital

         (349,650)

         (349,650)

Accumulated Deficit

           (25,136)

           (31,756)

Total stockholders' equity

           (24,786)

           (31,406)

Total Liabilities and Stockholders' Equity

$

               5,855

$

               2,623

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

RJS Development, Inc. Statement of Operations (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$13,801	$1,292	$25,451	$3,876

Operating expenses:
General & administration	477	210	696	404
Selling expenses	-	-	400	-
Professional fees	6,215	1,200	4,502	3,200
Rents	1,350	875	2,700	1,750
Impairment loss	-	10,000	-	10,000
Depreciation	160	359	533	719
Total operating expenses	8,202	12,644	18,831	16,073

Net income (loss)	$5,600	$(11,352)	$6,620	$(12,197)

Earnings (loss) per share, primary
and dilutive	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding
primary and dilutive	35,000,000	35,000,000	35,000,000	35,000,000

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

RJS Development, Inc. Statement of Cash Flows (unaudited)

	For the Six Months Ended
	June 30,
	2010	2009

Cash Flows from Operating Activities:
Net (loss) income	$6,620	$(12,197)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	533	719
Stock-based and non-cash compensation
Changes in assets and liabilities:
Accounts payable and accrued expenses	8,650	2,875
Net Cash (Used) Provided by Operating Activities	15,803	(8,603)

Cash Flows from Financing Activities:
Repayment of stockholder advances	(12,038)	(3,247)
Net Cash (Used) Provided by Operating Activities	(12,038)	(3,247)

Net decrease in Cash	3,765	(11,850)

Cash at beginning of period	480	1,816

Cash at end of period	$4,245	$(10,034)

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.

Notes to Financial Statements

June 30, 2010

(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Operations

The Company was incorporated May 27, 2003 in the State of Florida.  The Company is in the business of providing development services in the real estate industry.

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six months ended June 30, 2010 and 2009; (b) the financial position at June 30, 2010 and 2009, and (c) cash flows for the three and six months ended June 30, 2010 and 2009, has been made.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Going Concern

These financial statements have been prepared on a going concern basis.  At June 30, 2010, the Company has a working capital deficiency of $26,396, and has accumulated deficit of $25,136 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of shares of capital stock and loans from director in the amount of $12,441.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Fair Value Instruments

The Company’s balance sheets include the following financial instruments: cash, receivable from affiliate, accounts payable and loan from stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the loan from stockholder approximates fair value based on short term and revolving nature of the advances.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2010 and December 31, 2009, there were no cash equivalents.

Fixed Assets

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful live of the asset, which is 5-7 years. Major expenditures that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of equipment existed at June 30, 2010 or December 31, 2009.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company did not recognize any impairment losses for any periods presented.

FASB Codification Topic 810 addresses the consolidation of entities to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interest. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is generally required to consolidate assets, liabilities and non-controlling interests at fair value (or at historical cost if the entity is a related party) and subsequently account for the variable interest as if it were consolidated based on a majority voting interest. The Company has not identified any entity that it is a primary beneficiary; therefore no consolidation is required.

Revenue Recognition

The Company generates revenue through a variety of development services.  The Company recognizes its revenue on the accrual basis which considers revenue to be earned when the services have been performed.  Management fee revenue is recorded monthly over the term of the contract.  Leasing revenues are recorded on a straight-line basis over the length of the initial leasing term.

Concentration of Credit Risk

All revenue recognized in the three and six months ended June 30, 2009 was generated from services performed for one location.  During the first quarter of 2010, the company acquired another management contract.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0, $0, $400 and $0, respectively, for the three and six month periods ended June 30, 2010 and 2009.  Advertising expenses are included in the Company’s selling expenses.

Income Taxes

Prior to April 30, 2007, the Company reported its earnings under the S-Corporation election and thereby all taxable income is passed-thru to the sole shareholder and is taxed at the shareholder’s ordinary tax rate.

On April 30, 2007 the Company issued stock to a corporation thereby automatically terminating the S-Corporation election.  As a result, earnings are taxed to the corporation when earned and are no longer passed through directly to the shareholders.  In addition, earnings will be taxed at the corporate tax rate which varies on a graduated basis between 15% and 35%.

The Company accounts for income taxes under FASB Codification Topic 740 (previously SFAS No. 109, “Accounting for Income Taxes,”) which requires use of the liability method.  Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  A valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.

Earnings Per Share

The Company follows FASB Codification Topic 260.  Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution issues are not applicable.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported in 2010. We believe that there are no new or impending standards that may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3 –  PROPERTY AND EQUIPMENT

Property and equipment consists of:

	June 30, 2010	December 31, 2009
Equipment	$3,991	$3,991
Furniture	4,482	4,482
	8,473	8,473
Less accumulated depreciation	6,863	6,330
Property and equipment, net	$1,610	$2,143

Depreciation of equipment was $160, $359, $533, and $719 for the three and six months ended June 30, 2010 and 2009, respectively.

NOTE 4 – RELATED PARTY

Loans from Shareholder

The majority owner has and anticipates it to be necessary to advance cash to the Company, based on cash requirements.  The amounts due to the majority shareholder were $12,441 and $22,754 as of June 30, 2010 and December 31, 2009, respectively.  These cash advances are considered temporary in nature.  There are no repayment terms and currently are not interest bearing.

Rent Expense

The Company reports rent expense based on the square footage of the facilities that it uses for operations.

For part of 2009 the Company used facilities leased by JVT Development, Inc., a related party.  The rental agreement was on a month-to-month basis.  Due to the dissolution of JVT Development, the Company has leased space as needed from the shareholder at $450 per month.  The use of the facility is expected to be temporary in nature and lease terms are month to month.  The Company recognized rent expense of $1,350. $875, $2,700 and $1,750 for the three and six month periods ended June 30, 2010 and 2009, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 5 – CAPITAL STOCK AND FORWARD STOCK SPLIT

In January 2007, the Company’s sole shareholder purchased an additional 10,300 shares of capital stock at a par value of $.01.

In April 2007, the Company received 49 executed stock subscription agreements for the additional purchase of stock in the Company at $.01 per share.  After the sale of stock there were 20,300 majority owned shares and 14,700 minority owned shares outstanding.

On September 30, 2007, the Company ratified and authorized a 1,000:1 forward stock split that resulted in 35,000,000 outstanding shares of stock, as detailed below:

NOTE 6 – CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of RJS Development, Inc. for the period ended June 30, 2010 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by RJS Development, Inc. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

(a)

an abrupt economic change resulting in an unexpected downturn in demand;

(b)

governmental restrictions or excessive taxes on land;

(c)

over-abundance of companies developing commercial properties to lease space or sell the developed building;

(d)

economic resources to support the development of our projects;

(e)

expansion plans, access to potential clients, and advances in technology; and

(f)

lack of working capital that could hinder the land acquisition for development of our projects.

Financial information provided in this Form 10-Q, for periods subsequent to December 31, 2009, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Our Business Overview

RJS Development specializes in commercial real estate development.  Our business, financial condition and results of operations continued to be materially adversely affected during 2009 by the ongoing real estate downturn and economic recession in the United States. These adverse conditions included, among others, high unemployment, lower family income, lower consumer confidence, a large number of foreclosures and homes for sale, increased volatility in the availability and cost of credit, shrinking mortgage markets, unstable financial institutions, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and lower consumer spending.  We have reduced our operational expenditures accordingly.

Over the past three years we have not been involved in any new development activity.  We have concentrated on renting and managing existing commercial locations on a contractual basis for the owners.  Our contracts are centered in the Tampa Bay area and are generally on a month-to-month basis.

Our expenses consist of minimal rent for office space and professional fees to keep the company active.  We do not own any property and have a minimal amount of equipment.  RJS currently requires minimum office space.  In light of present economic circumstances, during 2009, we moved the operations from rented space to the personal residence of our president, Joseph Tyszko, at 200 Miramar Blvd. NE, Saint Petersburg, FL 33704.  We are reimbursing his expenses on a month-to-month basis.  We intend to locate and secure a separate office location for the Company as economic circumstances will allow in the future.

We have no long-term commitments in the form of leases or loans.  Additional working capital, when necessary, has been provided by our majority shareholder in the form of short-term revolving loans from shareholder.

RJS has been doing business under their current name since May 2003 when the corporation was formed. On August 23, 2006 Amended and Restated Articles of Incorporation were filed with the Florida Department of State changing the par value of our stock from no par value to a par value of $.01 and the total authorized capital stock to 75,000,000 common shares.

We do not have any off-balance-sheet arrangements.

How long can we satisfy our cash requirements and will we need to raise additional funds in the next 12 months?

Our Plan of Operation for the next twelve months is to raise capital to continue to acquire and develop commercial properties and expand our staff.      Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.

In the event we raise additional capital, we will be able to implement our expansion in accordance with our business plan.  We anticipate that we will use the funds raised to fund equipment purchases and office improvement and for marketing activities, land acquisitions and working capital.  Our failure to market and promote our services will harm our business and future financial performance.  If we are unable to expand our operations within the next twelve months, we will likely see a decrease in the ability of increasing our revenues.  We cannot guarantee that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then we may not be able to expand our operations.  If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses.  However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds.  We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes.  If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever.  None of our officers or directors is obligated to pay for our expenses.  Moreover, none of our officers has specifically agreed to pay our expenses should we need such assistance.

The implementation of our business strategy is estimated to take approximately 12-18 months.  Once we are able to secure funding, implementation will begin immediately.  We anticipate 30 days to be in a stage of full operational activity to gain additional clients. The major parts of the strategy to be immediately implemented will be the sales and marketing and office equipment and human resource procurement.

Our limited revenues resulting from a declining and depressed real estate market has affected the Company directly.   Management considered the local and regional lack of demand for commercial real estate development as prohibitive to initiate any project starts over the past several months.   Without a strong or known market demand, it was considered a risk to engage in any new projects, since there was realistic probability that costs and overages would not be recovered upon project completion and sale.

Link to Table of Contents

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States.  The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements.  The Company’s accounting policies are more fully described in Note 2 to the Notes of Financial Statements and in the Company’s financial statements filed with its registration statement on Form S-1.

Our Business Overview

RJS Development specializes in commercial real estate development.  Our business, financial condition and results of operations continued to be materially adversely affected during 2009 by the ongoing real estate downturn and economic recession in the United States. These adverse conditions included, among others, high unemployment, lower family income, lower consumer confidence, a large number of foreclosures and homes for sale, increased volatility in the availability and cost of credit, shrinking mortgage markets, unstable financial institutions, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and lower consumer spending.  We have reduced our operational expenditures accordingly.

Over the past three years we have not been involved in any new development activity.  We have concentrated on renting and managing existing commercial locations on a contractual basis for the owners.  Our contracts are centered in the Tampa Bay area and are generally on a month-to-month basis.

Our expenses consist of minimal rent for office space and professional fees to keep the company active.  We do not own any property and have a minimal amount of equipment.  RJS currently requires minimum office space.  In light of present economic circumstances, during 2009, we moved the operations from rented space to the personal residence of our president, Joseph Tyszko, at 200 Miramar

Link to Table of Contents

Blvd. NE, Saint Petersburg, FL 33704.  We are reimbursing his expenses on a month-to-month basis.  We intend to locate and secure a separate office location for the Company as economic circumstances will allow in the future.

We have no long-term commitments in the form of leases or loans.  Additional working capital, when necessary, has been provided by our majority shareholder in the form of short-term revolving loans from shareholder.

RJS has been doing business under their current name since May 2003 when the corporation was formed. On August 23, 2006 Amended and Restated Articles of Incorporation were filed with the Florida Department of State changing the par value of our stock from no par value to a par value of $.01 and the total authorized capital stock to 75,000,000 common shares.

Our Plan of Operation for the next twelve months is to raise capital to continue to acquire and develop commercial properties and expand our staff.   Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.

In the event we raise additional capital, we will be able to implement our expansion in accordance with our business plan.  We anticipate that we will use the funds raised to fund equipment purchases and office improvement and for marketing activities, land acquisitions and working capital.  Our failure to market and promote our services will harm our business and future financial performance.  If we are unable to expand our operations within the next twelve months, we will likely see a decrease in the ability of increasing our revenues.  We cannot guarantee that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then we may not be able to expand our operations.  If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses.  However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds.  We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes.  If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever.  None of our officers or directors is obligated to pay for our expenses.  Moreover, none of our officers has specifically agreed to pay our expenses should we need such assistance.

The implementation of our business strategy is estimated to take approximately 12-18 months.  Once we are able to secure funding, implementation will begin immediately.  We anticipate 30 days to be in a stage of full operational activity to gain additional clients. The major parts of the strategy to be immediately implemented will be the sales and marketing and office equipment and human resource procurement.

Our limited revenues resulting from a declining and depressed real estate market has affected the Company directly.   Management considered the local and regional lack of demand for commercial real estate development as prohibitive to initiate any project starts over the past several months.   Without a strong or known market demand, it was considered a risk to engage in any new projects, since there was realistic probability that costs and overages would not be recovered upon project completion and sale.

Summary of product research and development

We are not currently nor do we anticipate in the future to be conducting any research and development activities, other than the research to locate commercial properties or raw land for development.

Marketing Plan

Our marketing initiatives will include:

(a)

utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and special interest magazines;

(b)

links to industry focused websites;

(c)

affiliated marketing and direct mail

(d)

presence at industry trade shows; and

(e)

promoting our services and attracting businesses through our proposed website.

(f)

continue to nurture the relationships we have with our core tenants that we have done business with

(g)

seek additional tenants coming into the marketplace and create relationships with them.

Link to Table of Contents

Sales Strategies

- Public Relations and Advertising.    We have attended retail trade shows such as ICSC (International Council of Shopping Centers) in Tampa, Orlando and Las Vegas where retailers and brokers tend to conduct “deal making” and other networking activities.  We have experienced in the past that when projects materialize, word-of-mouth spreads throughout our industry and referral then occur, and intend to attend these in the future.  When we have a new project on line we will produce marketing materials like architectural renderings, hire a company to do our marketing flyers, do a mass mailing to a targeted group of retailers and brokers. All those costs will be project specific so this cost is not on going and will be paid once we have a project we believe will be successful.  Most if not all of these costs will be reimbursed by our equity partner(s) in each project. We anticipate advertising and marketing costs of less than $5,000 per project.

Employees

Currently, there are 2 full-time employees at RJS Development.  Our consultants and sales staff are either fee paid on a project basis or commissions for leasing or selling property.  Over the last two years our employees have not received any fees or commission from the Company.

Results of Operations

Results of Operations for the Three and Six Month Periods Ended June 30, 2010 and 2009:

Revenues were $13,801, $1,292, $25,451 and $3,876 for the three and six month periods ended June 30, 2010 and 2009, respectively.  The increase in revenue was due to management contracts.

Operating expenses were $8,202, $12,644, $18,883, and $16,073 for the three and six month periods ended June 30, 2010 and 2009.  The increase in expense was primarily due to impairment on a loan receivable of $10,000from an affiliated company.  The amount was deemed uncollectible, as the affiliate dissolved its operations.  We have incurred increasing costs of facility rental, compared to the prior year, as our rental increased from $875 per quarter to $1,350 per quarter.  Additionally, expenses increased due to professional fees associated with our registration as a public entity.  We do anticipate that our future operating costs will incur these professional expenses in an ongoing basis, as we continue to comply with our reporting obligations.

Although we are seeking to expand our services, the uncertain economy could have a material adverse effect on such plans.  While we have seen improvement in the business economy, we cannot be assured that continued recovery will occur.

Liquidity & Capital Resources

At June 30, 2010, we had cash of $4,245, working capital deficit of $24,786, an accumulated deficit of $25,136 and shareholder deficit of $24,786.

For the six months ended June 30, 2010, net cash provided by operating activities was $21,078 primarily due to our increased in income of $6,620 and an increase in our accounts payables and accruals in the amount of $13,925. During the six months ended June 30, 2010, we used cash in financing activities, in the amount of $17,313, for net payments on our loan from shareholder.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current debt obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. (See “Note 1 – Going Concern” in our annual financial statements filed in our S-1 registration statement, for additional information as to the possibility that we may not be able to continue as a “going concern.”)

The commercial real estate development market trend has shown a steady increase in both the number of companies developing and building as well as a decrease in market activity.

Our internal liquidity is provided by our operations.  The Company is dependent on additional funding to continue business.  The Company will seek capital investment, through private placement of its common stock or through debt arrangement.  The Company has historically received temporary debt arrangements from its majority shareholder to bridge temporary cash needs, however the majority shareholder has no obligation to continue this arrangement.

Link to Table of Contents

While the capital resources of the company are limited from a cash perspective, the credit of the officers and directors for guaranteeing any loan necessary is extremely strong.  The company has not established any lines of credit with any banks, however it will consider doing so to fund operations until significant capital is obtained.  In the event a supplier or lender requires additional credit to obtain equipment or other business supplies, our officers and directors are willing to extend their credit to accomplish the purchase.

During the 2007 year, Management and the Board of Directors decided to implement actions previously discussed in order to further facilitate the Company’s growth and expansion.  Pursuant to the Company’s Board of Directors authorization of the sale of shares of the Company’s stock at $1.00 per share to a maximum of sixty (60) family and close friends of the Company’s officers and directors in order to gain additional funding and involvement for the Company’s expansion, the Company continued to seek to bring in friends and family as additional shareholders/investors in the Company in order to assist in funding the Company’s endeavors.  As of April 30, 2007, the Company had sold 49 share subscriptions of its common stock pursuant to this authorization.  On September 30, 2007 the Company completed a forward stock split of 1000:1 for all shareholders of record.  During 2006, the Company’s management and Board discussed and decided that, while the expansion of its business provides the benefits of diversification and support along with additional revenue streams, it was still not providing sufficient cash flows to facilitate the Company’s principal objective of expanding.  Accordingly, the Company’s Board and management decided to undertake the filing of an S-1 Registration Statement with the Securities and Exchange Commission to register the current issued and outstanding shares.  The Board and management additionally decided to target a private placement offering to provide sufficient cash resources for the acquisition of office space, employees and equipment necessary to expand operations and provide sufficient working capital to fund operations and marketing.  Prior to offering any shares in a private placement the company will file a Form D with the Securities and Exchange Commission as well as register its offering in those states where shares will be sold and that require such state registration.

Although no assurances can be made, we believe that our expenses will increase proportionately to revenues during the fiscal year ending December 31, 2010.

Critical Accounting Policies and Estimates

The policies discussed below are considered by our management to be critical to an understanding of our financial statements because their application places the most significant demands on our management’s judgment, with financial reporting results relying on our estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described below. For these policies, our management cautions that future events rarely develop as forecast, and that best estimates may routinely require adjustment.

The SEC has issued cautionary advice to elicit more precise disclosure about accounting policies management believes are most critical in portraying our financial results and in requiring management’s most difficult subjective or complex judgments.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments and estimates. On an ongoing basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts and determining the recoverability of our long-lived tangible and intangible assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from the amounts estimated and recorded in our financial statements.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Going Concern.  These financial statements have been prepared on a going concern basis.  The Company had a working capital deficiency of $33,549 at December 31, 2009, and had an accumulated deficit of $31,756, since inception through December 31, 2009.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.  These factors raise substantial doubt that the company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of shares of capital stock and loans from its director.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Revenue Recognition.  We recognize revenue in accordance with the accounting standards, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered.  The Company recognizes its revenue on the accrual basis which considers revenue to be earned when the services have been performed.  This is generally on a straight-line basis over the life of the contract or lease.  Management fee revenue is recorded monthly over the term of the contract.  Leasing revenues are recorded on a straight-line basis over the length of the initial leasing term.

Long-Lived Assets.  Long-lived assets, including property, plant and equipment, and intangible assets with determinable lives, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. An impairment loss is assessed if the undiscounted expected future cash flows generated from an asset are less than its carrying amount. Impairment losses are recognized for the amount by which the carrying value of an asset exceeds its fair value. The estimated useful lives of all long-lived assets are periodically reviewed and revised if necessary.

Fair Value Instruments.  The Company’s balance sheets include the following financial instruments: cash, receivable from affiliate, accounts payable and loan from stockholder.  The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.  The carrying values of the loan from stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.  During 2009, the Company determined that the receivable from affiliate was uncollectible and recorded an impairment allowance to reduce the value of the receivable to the estimated fair value at December 31, 2009.

Income Taxes.  Prior to April 30, 2007, the Company reported its earnings under the S-Corporation election and thereby all taxable income was passed-thru to the sole shareholder and is taxed at the shareholder’s ordinary tax rate.

On April 30, 2007 the Company issued stock to a corporation thereby automatically terminating the S-Corporation election.  As a result, earnings are taxed to the corporation when earned and are no longer passed through directly to the shareholders.  In addition, earnings will be taxed at the corporate tax rate which varies on a graduated basis between 15% and 35%.

The Company accounts for income taxes under FASB Codification Topic 740 which requires use of the liability method.  Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  A valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Link to Table of Contents

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

(a)

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending June 30, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2010, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ending June 30, 2010, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

This Item 4 was removed and reserved by Release No. 33-9089A, effective February 28, 2010.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed Herewith

(b)

Exhibits required by Item 601, Regulation S-K;

(3.0)

Articles of Incorporation

(3.1)

Amended and Restated Articles of Incorporation

See Exhibit Key

filed with Form S-1 Registration Statement

on June 16, 2008

(3.2)

Bylaws filed with Form S-1 Registration

See Exhibit Key

Statement on June 16, 2008

(11.0)

Statement re:  computation of per share

Note 2 to

Earnings

Financial Stmts.

(14.0)

Code of Ethics

See Exhibit Key

(31.1)

Certificate of Chief Executive Officer

Filed herewith

And Chief Financial Officer

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

Link to Table of Contents

(32.1)

Certification of Chief Executive Officer

Filed herewith

And Chief Financial Officer

pursuant to 18 U.S.C. § 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Exhibit Key

3.1

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on June 16, 2008.

3.2

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on June 16, 2008.

14.0

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on June 16, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RJS DEVELOPMENT, INC.

Date: August 16, 2010

By:  /s/ Joe Tyszko

JOE TYSZKO,

Chief Executive Officer

Chief Financial Officer