Form 10-Q
period 2010-09-30
RJS Development, Inc.
filed 2010-11-15
CIK 1373149

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Registrant’s telephone number, including area code: (727) 709-3382

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

Large accelerated filer (__)    Accelerated filer (__)     Non-accelerated filer (__)   Smaller reporting company (_x_)                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of November 13, 2010 was 35,000,000.

Link to Table of Contents

Part I. Financial Information

Item 1. Financial Statements.

RJS Development, Inc. Balance Sheet

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets
Current assets
Cash	$1,317	$480
Total current assets	1,317	480

Property & equipment, net of accumulated
depreciation of $2,249 and $0, respectively	1,450	2,143

Total Assets	$2,767	$2,623

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$12,600	$11,275
Loan from shareholder	8,073	22,754
Total current liabilities	20,673	34,029

Total liabilities	20,673	34,029

Stockholders' Equity
Common Stock, $.01 par value, 75,000,000 shares authorized; 35,000,000 and 35,000,000 shares issued and outstanding, respectively	350,000	350,000
Additional paid-in capital	(349,650)	(349,650)
Accumulated Deficit	(18,256)	(31,756)
Total stockholders' equity	(17,906)	(31,406)

Total Liabilities and Stockholders' Equity	$2,767	$2,623

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

RJS Development, Inc. Statement of Operations (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$11,985	$1,792	$37,436	$5,668

Operating expenses:
General & administration	795	43	1,491	447
Selling expenses	-	-	400	-
Professional fees	2,800	3,030	17,302	6,230
Rents	1,350	300	4,050	2,050
Impairment loss	-	-	-	10,000
Depreciation	160	360	693	1,079
Total operating expenses	5,305	3,733	23,936	19,806

Net income (loss)	$6,680	$(1,941)	$13,500	$(14,138)

Earnings (loss) per share, primary
and dilutive	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding
primary and dilutive	35,000,000	35,000,000	35,000,000	35,000,000

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

RJS Development, Inc. Statement of Cash Flows (unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities:
Net (loss) income	$13,500	$(14,138)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	693	1,079
Impairment of receivable		10,000	10,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,325	(3,250)
Net Cash (Used) Provided by Operating Activities	15,518	(6,309)

Cash Flows from Financing Activities:
Repayment of stockholder advances	(14.681)	4,891
Net Cash (Used) Provided by Operating Activities	(14,681)	4,891

Net decrease in Cash	837	(1,418)

Cash at beginning of period	480	1,816

Cash at end of period	$1,317	$398

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

RJS Development, Inc.

Notes to Financial Statements

September 30, 2010

(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Operations

The Company was incorporated May 27, 2003 in the State of Florida.  The Company is in the business of providing development services in the real estate industry.

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine months ended September 30, 2010 and 2009; (b) the financial position at September 30, 2010 and December 31, 2009, and (c) cash flows for the nine months ended September 30, 2010 and 2009, has been made.

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

Going Concern

These financial statements have been prepared on a going concern basis.  At September 30, 2010, the Company has a working capital deficiency of $19,356, and has accumulated deficit of $18,256 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of shares of capital stock and loans from director in the amount of $8,073.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Fair Value Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts payable and loan from stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the loan from stockholder approximates fair value based on short term and revolving nature of the advances.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an

Link to Table of Contents

original maturity of three months or less to be cash equivalents. At September 30, 2010 and December 31, 2009, there were no cash equivalents.

Fixed Assets

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful live of the asset, which is 5-7 years. Major expenditures that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of equipment existed at September 30, 2010 or December 31, 2009.

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

Revenue Recognition

The Company generates revenue through a variety of development services.  The Company recognizes its revenue on the accrual basis which considers revenue to be earned when the services have been performed.  Management fee revenue is recorded monthly over the term of the contract.  Leasing revenues are determined based on a percentage of the value of the lease term and earned when a lease is fully executed by the landlord and tenant.

Concentration of Credit Risk

All revenue recognized in the three and nine months ended September 30, 2009 was generated from services performed for one management contract.  During the first quarter of 2010, the company acquired another leasing assignment which is the reason for increased revenues in 2010.

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

Link to Table of Contents

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

NOTE 3 –  PROPERTY AND EQUIPMENT

Property and equipment consists of:

	September 30, 2010	December 31, 2009
Equipment	$3,991	$3,991
Furniture	4,482	4,482
	8,473	8,473
Less accumulated depreciation	7,023	6,330
Property and equipment, net	$1,450	$2,143

Depreciation of equipment was $160, $360, $693, and $1,079 for the three and nine months ended September 30, 2010 and 2009, respectively.

NOTE 4 – RELATED PARTY

Loans from Shareholder

The majority owner has and anticipates it to be necessary to advance cash to the Company, based on cash requirements.  The amounts due to the majority shareholder were $8,073 and $22,754 as of September 30, 2010 and December 31, 2009, respectively.  These cash advances are considered temporary in nature.  There are no repayment terms and currently are not interest bearing.

Rent Expense

The Company reports rent expense based on the square footage of the facilities that it uses for operations.

For part of 2009 the Company used facilities leased by JVT Development, Inc., a related party.  The rental agreement was on a month-to-month basis.  Due to the dissolution of JVT Development, the Company has leased space as needed from the shareholder at $450 per month.  The use of the facility is expected to be temporary in nature and lease terms are month to month.  The Company recognized rent expense of $1,350. $300, $4,050  and $2,050 for the three and nine month periods ended September 30, 2010 and 2009, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 5 – CAPITAL STOCK AND FORWARD STOCK SPLIT

Link to Table of Contents

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

Link to Table of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of RJS Development, Inc. for the period ended September 30, 2010 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Our Business Overview

RJS Development specializes in commercial real estate development.  Our business, financial condition and results of operations continued to be materially adversely affected during 2010 by the ongoing real estate downturn and economic recession in the United States. These adverse conditions included, among others, high unemployment, lower family income, lower consumer confidence, a large number of foreclosures and homes for sale, increased volatility in the availability and cost of credit, shrinking mortgage markets, unstable financial institutions, lower

Link to Table of Contents

valuation of retirement savings accounts, lower corporate earnings, lower business investment and lower consumer spending.  We have reduced our operational expenditures accordingly.

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

Results of Operations

Results of Operations for the Three and Nine Month Periods Ended September 30, 2010 and 2009:

Revenues were $11,985, $1,792, $37,436 and $5,668 for the three and nine month periods ended September 30, 2010 and 2009, respectively.  The increase in revenue was due to new leasing assignments in 2010.

Operating expenses were $105, $3,733, $23,936, and $19,806 for the three and nine month periods ended September 30, 2010 and 2009. The increase in expense for the nine month ended 2010 was due to becoming effective in July 2010 and the related legal fees with such filing. We do anticipate that our future operating costs will incur these

Link to Table of Contents

professional expenses in an ongoing basis, as we continue to comply with our reporting obligations but will not be as much going forward.

Although we are seeking to expand our services, the uncertain economy could have a material adverse effect on such plans.  While we have seen improvement in the business economy, we cannot be assured that continued recovery will occur.

Liquidity & Capital Resources

At September 30, 2010, we had cash of $1,317, working capital deficit of $19,356, an accumulated deficit of $18,256 and shareholder deficit of $17,906.

For the nine months ended September30, 2010, net cash provided by operating activities was $15,518primarily due to our increased in income of $13,500and an increase in our accounts payables and accruals in the amount of $1,325. During the nine months ended September 30, 2010, we used cash in financing activities, in the amount of $14,681, for net payments on our loan from shareholder.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current debt obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability

The commercial real estate development market trend has shown a steady increase in both the number of companies developing and building as well as a decrease in market activity.

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

Link to Table of Contents

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

Revenue Recognition.  We recognize revenue in accordance with the accounting standards, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered.  The Company recognizes its revenue on the accrual basis which considers revenue to be earned when the services have been performed.  Management

Link to Table of Contents

fee revenue is recorded monthly over the term of the contract.  Leasing revenues are recorded when a lease is fully executed by the Landlord and tenant and is generally based on a percentage of the lease term.

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

Fair Value Instruments.  The Company’s balance sheets include the following financial instruments: cash, accounts payable and loan from stockholder.  The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.  The carrying values of the loan from stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

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

Link to Table of Contents

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

With respect to the period ending September 30, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2010, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended september 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending September 30, 2010, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

This Item 4 was removed and reserved by Release No. 33-9089A, effective February 28, 2010.

Item 5. Other Information.

CHAPTER 7 BANKRUPTCY OF SHAREHOLDER

Link to Table of Contents

On September 10, 2010, the majority shareholder, Joe Tyszko, filed a petition with the United States Bankruptcy Court, Middle District of Florida, Tampa Division.  A subsequent 341 hearing was held on October 14, 2010.  No actions against Mr. Tyszko’s stock were raised at the hearing and are not subject to the Trustee.

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

Link to Table of Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RJS DEVELOPMENT, INC.

Date: November 15, 2010

By: /s/ Joe Tyszko

JOE TYSZKO,

Chief Executive Officer

Chief Financial Officer