Form 10-K
period 2010-12-31
RJS Development, Inc.
filed 2011-03-18
CIK 1373149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: ______________ to ______________

Commission file number: 333-151698

RJS DEVELOPMENT, INC.
(Name of small business issuer as specified in its charter)

Florida	20-007504
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Miramar Blvd., St. Petersburg, Florida	33704
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 727-823-0161

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes      . No  X .

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.      .

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

There is no market for our stock at this point. The aggregate estimated value of the Common Stock held by non-affiliates, approximately 14,700,000 shares of Common Stock as of December 31, 2010, was approximately $147,000 based on a stated price of $.01 per share of Common Stock on December 31, 2010.

The number of shares outstanding of the issuer’s Common Stock, $.01 par value, as of March 15, 2011 was 35,000,000 shares.

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO

DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

Readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company’s ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

The cautionary statements made above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

Item 1.

Business

Company History

We were originally incorporated on May 27, 2003 under the laws of the State of Florida. On August 23, 2006 Amended and Restated Articles of Incorporation were filed with the Florida Department of State changing the par value of our stock from no par value to a par value of $.01 and the total authorized capital stock to 75,000,000 common shares. Since inception, we have engaged in commercial real estate development. We have office space at 200 Miramar Blvd., NE, Saint Petersburg, FL 33704. RJS currently only requires minimal office space. In light of present economic circumstances, we presently are operating the Company business from the personal residence of our president, Joseph Tyszko. We intend to locate and secure a separate office location for the Company as economic circumstances will allow in the future.

Competition

The real estate development industry is highly competitive and fragmented. Competitive overbuilding in local markets, among other competitive factors, could materially adversely affect commercial builders in those markets. Commercial developers compete for financing, raw materials and skilled labor, as well as for the leases for space in their finished projects. Additionally, competition for prime properties is intense and the acquisition of such properties may become more expensive in the future to the extent demand and competition increase. We compete with other local, regional and national real estate developers. Some of our competitors have greater financial, marketing, sales and other resources than we have, but we believe that we generally have an advantage in the Greater Tampa Bay market due to the experience of the Company.

We do not compete against all of the developers in our geographic market in all of our product types or submarkets; some developers focus on particular types of projects within those markets, such as large mall type buildings that are not in competition with our projects. We believe the factors that commercial businesses seeking space consider when deciding whether to lease long-term from us include the location, value and design of our products. We believe that we typically build attractive, innovative products in sought-after locations that are perceived as good value by our tenants. Accordingly, we believe that we compare favorably in these factors.

Employees

As of March 15, 2011 there are 2 full-time employees at RJS Development. Our President, Joe Tyszko and Treasurer, Valerie Tyszko. The Company has previously utilized outside consultants and sales personnel that were are paid on a specific fee basis or a commission basis, though no consultants were utilized in 2010 or 2009. As market conditions improve, the Company may again utilize outside consultants.

Regulation

We are subject to a limited variety of local, state, and federal regulations. While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur. We are subject to federal, state and local laws and regulation applied to businesses, such as payroll taxes on the state and federal levels. Our current business requires that we comply with state corporate filings, city or county business license and the necessary business liability insurance. The requirements of these regulations are minimal and do not cause any undue burden.

Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online service industry, which could result in increased costs for us. The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations.

SEC Reports Available on Website

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1.A Risk Factors

An investment in our common stock involves major risks. Before you invest in our common stock, you should be aware that there are various risks, including those described below. You should carefully consider these risk factors together with all of the other information included in this Form 10-K before you decide to purchase shares of our common stock.

Purchase of our stock is a highly speculative and you could lose your entire investment. We operated at a loss in 2009 and have shown a small profit in 2010. You should not assume that our plans and business prospects described herein will either materialize or prove successful. Accordingly, you may lose all or a substantial part of your investment. The purchase of our stock must be considered a highly speculative investment.

We can provide no assurances we will be able to continue as a going concern or raise additional financing in the future. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at December 31, 2010. These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company has a plan of financing to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the receipt of fees. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern. Further, we can provide no assurances that a mutually acceptable licensing agreement will be entered into on terms satisfactory to us, if at all. See “Notes to our Financial Statements.”

We have incurred net losses and our revenues are declining; failure to achieve significant revenues and profitability in the future would cause the market price for our common stock to decline further. We currently have no market for our stock. We have generated net losses for several years and have only recently shown a profit. We have an accumulated retained deficit of $(18,881) and a shareholders’ equity of $(18,531) as of December 31, 2010. If we don’t immediately achieve significant revenues and continued profitability in the near future, we may not be able to generate a market for our common stock.

If we are unable to compete effectively with our competitors, we will not be successful generating revenues or attaining profits. The real estate industry is highly competitive. Our ability to generate revenues and profitability is directly related to our ability to compete with our competitors. We face competition in our markets from competing technologies and direct competition from additional companies that may enter this market with greater financial resources than we have. If we are unable to compete effectively, we will not be successful in generating revenues or attaining profits.

Loss of key personnel could cause a major disruption in our day-to-day operations and we could lose our relationships with third-parties with whom we do business. Our future success depends in a significant part upon the continued service of our executive officer as key management personnel. The loss of key personnel or the inability to hire or retain qualified replacement personnel could have cause a major disruption in our day-to-day operations and we could lose our relationships with third-parties with whom we do business, which could adversely affect our financial condition and results of operations.

If future market acceptance of our products is poor, we will not be able to generate adequate sales to achieve profitable operations. Our future is dependent upon the success of the basic services we offer. We have limited sales of any of our services. If future market acceptance of our products is poor, we will not be able to generate adequate sales to achieve profitable operations.

We do not expect to be able to pay cash dividends in the foreseeable future, so you should not make an investment in our stock if you require dividend income. The payment of cash dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. We have not paid or declared any cash dividends upon our Common Stock since our inception and by reason of our present financial status and our contemplated future financial requirements do not contemplate or anticipate making any cash distributions upon our Common Stock in the foreseeable future.

We have a limited market for our common stock which causes the market price to be volatile and to usually decline when there is more selling than buying on any given day. Our common stock currently does not trade on any over the counter bulletin board. We are currently in the process of acquiring a trading symbol. Until then you may not be able buy or sell shares. When we acquire a symbol our stock will be considered a “penny stock.”

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price. As of December 31, 2010, we have outstanding 35,000,000 shares of common stock, including an estimated 14,700,000 outstanding shares held by non-affiliated persons. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

“Penny Stock” regulations may adversely affect your ability to resell your stock in market transactions. The SEC has adopted penny stock regulations which apply to securities traded over-the-counter. These regulations generally define penny stock to be any equity security that has a market price of less than $5.00 per share or an equity security of an issuer with net tangible assets of less than $5,000,000 as indicated in audited financial statements, if the corporation has been in continuous operations for less than three years. Subject to certain limited exceptions, the rules for any transaction involving a penny stock require the delivery, prior to the transaction, of a risk disclosure document prepared by the SEC that contains certain information describing the nature and level of risk associated with investments in the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly account statements must be sent by the broker-dealer disclosing the estimated market value of each penny stock held in the account or indicating that the estimated market value cannot be determined because of the unavailability of firm quotes. In addition, the rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000). These practices require that, prior to the purchase, the broker-dealer determined that transactions in penny stocks were suitable for the purchaser and obtained the purchaser’s written consent to the transaction.

Our common stock will be subject to the penny stock regulations. Compliance with the penny stock regulations by broker-dealers will likely result in price fluctuations and the lack of a liquid market for the common stock, and may make it difficult for you to resell your stock in market transactions.

Item 1.B. Unresolved Staff Comments

We do not have any unresolved comments from the Commission staff.

Item 2.

Description of Property

We do not own any real property. Our business is presently operated from the residence of our President.

Our office is at the following address:

•

Address: 200 Miramar Blvd. NE, St. Petersburg, Florida 33704

•

Size: 400 square feet

•

Landlord: Joe Tyszko

•

Term: As long as needed.

•

Monthly Rent: $450 on a month to month basis. This property is adequate for our current needs.

We do not intend to renovate, improve, or develop properties. Our policy with respect to investments in real estate mortgages is set forth in “Business,” above.

Item 3.

Legal Proceedings

From time to time the Company may be a party to litigation matters involving claims against the Company. As of the date of these financial statements, management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

PART II

Item 5. Market for Common Stock and Related Shareholder Matters

Market Information

There is currently no market for our stock. We are currently working to acquire a trading symbol. When we have a symbol, our stock is expected to trade as “penny stock”.

Penny Stock Considerations

Our shares are "penny stocks", as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Thus, our shares will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse, is considered an accredited investor.

In addition, under the penny stock regulations, the broker-dealer is required to:

•

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•

Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value, and information regarding the limited market in penny stocks; and

•

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market, and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

OTC Bulletin Board Qualification for Quotation

We intend to secure a qualification for our securities to be quoted on the OTC Bulletin Board once our registration statement is effective and the SEC staff has indicated they have no further comments. To have our shares of Common Stock qualified for quotation on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our Common Stock. We have engaged in preliminary discussions with a Market Maker to file our application on Form 211 with FINRA. Based upon our counsel's prior experience, we anticipate that after this registration statement is declared effective, it will take approximately 2 - 8 weeks for FINRA to issue a trading symbol and allow sales of our Common Stock under Rule 144.

Sales of our Common Stock under Rule 144

There are 14,700,000 shares of our common stock held by non-affiliates and 20,300,000 shares held by affiliates Rule 144 of the Securities Act of 1933 defines as restricted securities.

In general, persons holding restricted securities must hold their shares for a period of at least six months, affiliates may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must sell the shares in an unsolicited brokerage transaction. In addition, the Company must be current in its filings. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities. All 14,700,000 shares held by non-affiliates have been held for at least 6 months.

Holders

As of the date of this annual report, we had approximately 50 shareholders of record of our Common Stock.

Dividends and Distributions

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Reports to Shareholders

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and file periodic reports, proxy statements, and other information with the Securities and Exchange Commission We will voluntarily send an annual report to shareholders containing audited financial statements.

Where You Can Find Additional Information

We have filed with the Securities and Exchange Commission a registration statement on S-1. The registration statement and exhibits may be inspected, without charge, and copies may be obtained at prescribed rates, at the SEC's Public Reference Room at 100 F St., N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The registration statement and other information filed with the SEC are also available at the web site maintained by the SEC at http://www.sec.gov.

Sales of Unregistered Securities

There have been no sales of securities during the year ended December 31, 2010.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis or Plan of Operation

The following discussion of our results of operations, financial condition and capital resources and liquidity should be read in conjunction with our Financial Statements and the related notes, all included elsewhere in this Form 10-K.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report. This report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we will issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act; we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

Summary

RJS Development specializes in commercial real estate development and leasing. Our business, financial condition and results of operations have improved over the prior year due to new leasing assignments. The market still faces high unemployment, lower family income, lower consumer confidence, a large number of foreclosures and homes for sale, increased volatility in the availability and cost of credit, shrinking mortgage markets, unstable financial institutions, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and lower consumer spending which continues to be an “overhang” on the general marketplace. We have maintained low operational expenditures as a result of the market crash in 2008 and 2009.

Over the past three years we have not been involved in any new development activity. We have concentrated on renting and managing existing commercial locations on a contractual basis for the owners. Our contracts are centered in the Tampa Bay area and are generally on a month-to-month basis.

Our expenses consist of minimal rent for office space and professional fees to keep the company active. We do not own any property and have a minimal amount of equipment. RJS currently requires minimum office space. In light of past economic circumstances, during 2009, we moved the operations from rented space to the personal residence of our president, Joseph Tyszko, at 200 Miramar Blvd. NE, Saint Petersburg, FL 33704. We are reimbursing his expenses on a month-to-month basis. We intend to locate and secure a separate office location for the Company as economic circumstances will allow in the future.

We have no long-term commitments in the form of leases or loans. Additional working capital, when necessary, has been provided by our majority shareholder in the form of short-term revolving loans.

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

Results of Operations

The year ended December 31, 2010 and 2009

The following summary data is presented for the year ended December 31, 2010 and 2009:

For the Years Ended December 31,	2010	2009	% change
Revenues: Leasing and Management Fees	$42,713	$9,414	354%
Direct costs	-	-	-%
Gross Margin	42,713	9,414	354%
Operating expenses:	30,210	24,155	24%
Net income (loss)	$12,503	$(14,741)	187%

Revenues

For the years ended December 31, 2010 and 2009, revenues were $42,713 and $9,414, respectively. The increase in revenue was due to the addition of leasing commissions in 2010. We continue to have one management contract-in effect.

Operating Expenses

Operating expenses were incurred in the amount of $30,210 for the year ended December 31, 2010, compared to $24,155 for the comparative year ended December 31, 2009. The change was due to an increase in general and administrative expenses due to legal fees for the registration statement and telephone expenses and a decrease in impairment loss that was recorded for the prior year.

Net Income (Loss)

The Company recorded net income for the year ended December 31, 2010 in the amount of $12,503 compared to net loss of $(14,741) for the year ended December 31, 2009. The change in the year earnings is primarily related to the increase in revenues.

Liquidity and Capital Resources.

The following summary data is presented for the years ended December 31, 2010 and 2009:

	2010	2009	% change
Current assets	$213	$480	-56%
Total Assets	1,131	2,623	-43%

Total current liabilities	20,034	34,029	-41%
Total liabilities	20,034	34,029	-41%
Total stockholders' equity	(18,903)	(31,406)	-41%

Working Capital	(19,821)	(33,549)	-41%
Net Cash (Used) Provided by Operating Activities	14,763	1,471	904%

At December 31, 2010, we had cash of $213, working capital deficit of $19,821, an accumulated deficit of $19,253 and shareholder deficit of $18,903.

For the year ended December 31, 2010, net cash provided by operating activities was $14,763 primarily due to our increased in income of $12,503. During the year ended December 31, 2010, we used cash in financing activities, in the amount of $15,030, for net payments on our loan from shareholder.

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

At December 31, 2010 the Company had minimal cash to meet current obligations. The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund any operating shortfall.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Significant Accounting Policies and Recent Accounting Developments

The Company follows SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution issues are not applicable.

Item 8. Financial Statements

The information required by Item 8 and an index thereto commences on page F-1, which pages follow the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or disagreements with, accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-K.

Item 9a(T). Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Our principal executive officer and principal financial officer (one person) has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework, our management, including our Board of Directors and principal financial and executive officer has concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9b. Other Information

No event occurred during the fourth quarter of the fiscal year ended December 31, 2010 that would have required disclosure in a report on Form 8-K, except for those Forms 8K filed with the SEC during that period.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officer is as follows:

Name	Age	Position
Joe Tyszko	41	President, Secretary and Chairman of the Board
Valerie Tyszko	39	Treasurer and Director

(1)

This is the first Directorship of a reporting company held by Mr. Tyszko.

(2)

This is the first Directorship of a reporting company held by Mrs. Tyszko.

Background of Executive Officers and Director

Originally from Dunkirk, New York, Joe Tyszko attended college at Clarion University in Pennsylvania. Graduating Magna Cum Laude, he went to work for Ernst & Young, a “Big 6” public accounting firm (at the time) in Pittsburgh, PA from 1991 until 1993. He moved to Saint Petersburg, Florida in 1993 and started his real estate career with a full service development company named Paragon Group. Mr. Tyszko did management, accounting and retail leasing for Paragon during his first year earning “Employee of the Year”. After two years at Paragon, he moved to a smaller firm, Merin Summa Codmin, which focused on leasing a variety of shopping centers throughout west central Florida. During the next two years, Mr. Tyszko became experienced in the retail leasing business through a variety of projects in different markets throughout West Central Florida.

Mr. Tyszko was then recruited by Trammel Crow, a major development and leasing company. Mr. Tyszko was responsible for leasing over one million square feet of retail properties owned and managed by Trammel Crow. Mr. Tyszko gained extensive experience in this endeavor by reporting to major clients like GE Capital, Aetna Insurance Company, GE Investments and other public and private equity firms.

Mr. Tyszko then became self-employed with the incorporation of RJS Development, Inc. after compiling excellent experience while working for these three commercial real estate companies. From that point on, he was involved in over two dozen developments ranging from acquisition and dispositions of tracts of land and to national, regional and local tenants, to building or selling over twenty (20) retail and office developments. Since 2001, Mr. Tyszko’s primary core business has been retail developments which are his primary expertise but he has also developed or sold office and industrial facilities.

Valerie Tyszko has served as our Treasurer and as a Director since 2006. Originally from Montreal, Canada, Mrs. Tyszko relocated to Florida in August 1992. She began her career in real estate while working for Archstone Communities from 1994 to 2000. Archstone Communities is an apartment company that both owns and manages upscale luxury apartment communities across the United States and Europe. Mrs. Tyszko held two positions while with Archstone Communities in both the corporate office as well as a property manager affording her both the experience and knowledge regarding the day-to-day operations of residential commercial real estate.

She then joined AG Armstrong Development, LLC in 2000 until 2003 as a commercial leasing agent after spearheading the design and development of its first apartment community, Tall Timbers. As a leasing agent, she was directly responsible for the lease up of newly constructed Publix supermarket anchored shopping centers.

Mrs. Tyszko joined RJ King & Associates Commercial Real Estate Company, a full service brokerage firm, from 2003 to 2006, where she represented developers and owners in transactions such as leasing, sales and property management.

Upon joining RJS Development, Inc. she resigned her position at RJ King & Associates in order to assist her husband Joe Tyszko and their company with the marketing and development of numerous shopping centers. As Vice President, she is responsible for not only site acquisitions, marketing and leasing of RJS Development projects, but also for the corporate administration

Family Relationships

The officers are husband and wife.

Legal Proceedings

No officer, director, promoter or significant employee has been involved in the last ten years in any of the following:

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Compensation

Name	Year ended December 31, 2010	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Joe Tyszko,	0	0	0	0	0	0	0	0
Valerie Tyszko	0	0	0	0	0	0	0	0

The Company has not:

•

established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company; nor

•

established any committees of the board of directors.

Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any corporate governance committees at this time.

Committees

We have no standing or nominating committees of the Board of Directors or committees performing similar functions. Except that as of the date hereof, the entire board serves as the Company’s audit committee.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request.

Item 11.

Executive Compensation.

Currently, we have no employment agreements with any of our Directors or Officers. All of our officers are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer.

Name	Title	Year	Commission	Bonus	Stock awards	Option * awards	Non equity Incentive plan compen- sation	Non qualified deferred compensation	All other Compensation	Total
Joe Tyszko	President	2010	$0	0	0	0	0	0	0	$0
		2009	$0	0	0	0	0	0	0	$0
Valerie Tyszko	Treasurer	2010	$0	0	0	0	0	0	0	$0
		2009	$0	0	0	0	0	0	0	$0

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2010.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Joe Tyszko	0	0	0	$0	None	0	$0	0	$0
Valerie Tyszko	0	0	0	$0	None	0	$0	0	$0

Narrative disclosure to summary compensation and option tables

At no time during the last fiscal year with respect to any person listed in the Table above was there:

•

an outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

•

any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

•

any option or equity grant;

•

any non-equity incentive plan award made to a named executive officer; or

•

any nonqualified deferred compensation plans including nonqualified defined contribution plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of March 15, 2011, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class
Common Stock	Joe Tyszko	20,300,000	58%
Common Stock Common Stock	Valerie Tyszko Directors and Officers as a Group (2 people)	0 20,300,000	- 58%

(1) Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2) Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

Item 13.

 Certain Relationships, Related Transactions and Director Independence

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2009, our registration statement was not effective and none of our officers, directors or 10% or greater stockholders filed any forms to the best of our knowledge.

Board Members Who Are Deemed Independent

None

Item 14.

 Principal Accountant Fees and Services

The financial statements of RJS Development, Inc. as of, and for the years ended, December 31, 2010 and 2009, appearing in this Form 10-K, were audited by Peter Messineo, CPA. an independent registered public accounting firm, as stated in their report thereon, and are included in reliance upon such reports given on the authority of such firm as experts in accounting and auditing.

Audit Fees

The aggregate fees billed for professional services rendered by Peter Messineo, CPA. for the 2010 and 2009 audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q for fiscal years 2010 and 2009 were $3,800 and $3,000, respectively.

Audit-Related Fees

There were no other fees billed by Peter Messineo, CPA during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no tax related fees billed by Peter Messineo, CPA during 2010 or 2009.

All Other Fees

There were no other fees billed by Peter Messineo, CPA during the last two fiscal years for products and services provided by Peter Messineo, CPA.

Item 15.

 Exhibits

Exhibit No.	Description

15.01	Financial statements for the years ended December 31, 2010 and 2009

31(a)	Rule 13a-14(a) Certification – Chief Executive and Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive and Chief Financial Officer *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RJS Development, Inc.
Dated:	March 17, 2011

		By:	/s/ Joe Tyszko
Joe Tyszko,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Joe Tyszko Joe Tyszko	President, Chief Executive Officer, Secretary and Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)	March 17, 2011

/s/ Valerie Tyszko Valerie Tyszko	Treasurer, Director	March 17, 2011

RJS DEVELOPMENT, INC.

Financial statements for the years ended December 31, 2010 and 2009

Peter Messineo, CPA.

1982 Otter Way

Palm Harbor, FL 34685

727-421-6268

Peter@pm-cpa.com

Report of Independent Registered Public Accounting Firm

Board of Directors

RJS Development, Inc.

Clearwater, Florida

I have audited the accompanying balance sheet of RJS Development, Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a prior history of recurring net losses, resulting in an accumulated deficit, negative cash flows and negative working capital. There are limited financial assets in which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Peter Messineo

Peter Messineo, CPA

Palm Harbor, Florida

March 12, 2011

RJS Development, Inc.

Balance Sheet

	December 31,	December 31,
	2010	2009
Assets
Current assets
Cash	$213	$480
Total current assets	213	480

Property & equipment, net of accumulated
depreciation of $7,183 and $6,330, respectively	918	2,143

Total Assets	$1,131	$2,623

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$12,310	$11,275
Notes payable to Shareholder	7,724	22,754
Total current liabilities	20,034	34,029

Total liabilities	20,034	34,029

Stockholders' Equity
Common Stock, $.01 par value, 75,000,000 shares
authorized; 35,000,000 and 35,000,000 shares
issued and outstanding, respectively	350,000	350,000
Additional paid-in capital	(349,650)	(349,650)
Accumulated Deficit	(19,253)	(31,756)
Total stockholders' equity	(18,903)	(31,406)

Total Liabilities and Stockholders' Equity	$1,131	$2,623

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.

Statement of Operations

	For the Years Ended
	December 31,
	2010	2009

Revenues	$42,713	$9,414

Operating expenses:
General & administration	4,133	513
Selling expenses	400	-
Professional fees	19,052	8,230
Rents	5,400	3,975
Impairment loss	-	10,000
Depreciation	1,225	1,437
Total operating expenses	30,210	24,155

Net income (loss)	$12,503	$(14,741)

Earnings (loss) per share, primary
and dilutive	$0.00	$(0.00)

Weighted average shares outstanding primary and dilutive	35,000,000	35,000,000

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.

Statement of Stockholders' Deficit

			Additional		Stock-
	Common		Paid in	Accumulated	Holders'
	shares	$.01 par	Capital	Deficit	Deficit

Balance at December 31, 2008	35,000,000	350,000	(349,650)	(17,015)	(16,665)

Net loss	-	-	-	(14,741)	(14,741)

Balance at December 31, 2009	35,000,000	350,000	(349,650)	(31,756)	(31,406)

Net income	-	-	-	12,503	12,503
Balance at December 31, 2010	35,000,000	350,000	(349,650)	(19,253)	(18,903)

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.

Statement of Cash Flows

	For the Years Ended December 31,
	2010	2009

Cash Flows from Operating Activities:
Net (loss) income	$12,503	$(14,741)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	1,225	1,437
Impairment of receivable		10,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,035	4,775
Net Cash (Used) Provided by Operating Activities	14,763	1,471

Cash Flows from Financing Activities:
Net repayment of stockholder advances	(15,030)	(2,807)
Net Cash (Used) Provided by Operating Activities	(15,030)	(2,807)

Net decrease in Cash	(267)	(1,336)

Cash at beginning of period	480	1,816

Cash at end of period	$213	$480

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.

Notes to the Financial Statements
December 31, 2010 and 2009

Note 1

Organization, Business Operations and Summary of Significant Accounting Policies

Summary

RJS Development specializes in commercial real estate development. RJS has been doing business under their current name since May 27, 2003. Originally formed to do any and all legal business, the intent of the corporation was to specialize in commercial real estate development, primarily retail shopping centers. The President has been involved in commercial real estate projects ranging from strip center development, to acquiring vacant land, going through the rezoning process, obtaining all civil permits and approvals and then selling platted lots to retailers. We build projects with the intent that they be sold either as fee-simple properties, be held in a limited liability corporation for which the President is a principal or have permanent debt placed on the assets and held as stabilized investment properties. We focus on geographic areas, products and price points where we believe there is significant demand for new commercial space and the potential for attractive returns to our company and investors. We currently develop and build in the Greater Tampa Bay market where we target a diverse range of companies that need to lease commercial space. The Greater Tampa Bay Area is generally considered to include Hillsborough, Pinellas, Pasco and Sarasota, Florida counties. Principal cities in these counties include Clearwater, Tampa, St. Petersburg and Sarasota, Florida. These counties also include several smaller municipalities that surround the city limits of the aforementioned cities.

Business and Operations

The Company was incorporated May 27, 2003 in the State of Florida. The Company is in the business of providing development services in the real estate industry. For the years ended December 31, 2010 and 2009, the Company operated in the Tampa Bay area on the West Coast of Florida.

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at December 31, 2010 and 2009, the result of operations and cash flows for the years then ended have been made.

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

Fair Value Instruments

FASB ASC 820, “Fair Value Measurements and Disclosures establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:

Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:

Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:

Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, receivable from affiliate, accounts payable and loan from stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the loan from stockholder approximates fair value due an expected short time frame and revolving nature of the loan.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. At times during the year deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. At December 31, 2010, there were no cash equivalents.

Fixed Assets

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful live of the asset, which is 5-7 years. Major expenditures that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of equipment existed at December 31, 2010.

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

Related Party

JVT Development, Inc. (“JVT”), an inactive corporation, is owned 100% by the majority shareholder of the Company. It was the intentions of management that JVT Development, Inc. was to be responsible for real estate project implementation whereas the Company is responsible for design, development and logistics associated with real estate development. The common management of RJS and JVT are considering winding down JVT, whereby all activities will be controlled by RJS. At such time that the Company commences on new projects the Company will examine if the nature of, if any, activity with JVT and determine if there is a beneficial relationship with JVT that would require consolidation of the entities.

FASB Codification Topic 810 (previously FIN No. 46R, “Consolidation of Variable Interest Entities”), addresses the consolidation of entities to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interest. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is generally required to consolidate assets, liabilities and non-controlling interests at fair value (or at historical cost if the entity is a related party) and subsequently account for the variable interest as if it were consolidated based on a majority voting interest. The Company has not identified any entity that it is a primary beneficiary; therefore no consolidation is required.

Revenue Recognition

The Company generates revenue through a variety of development services. The Company recognizes its revenue on the accrual basis which considers revenue to be earned when the services have been performed. Management fee revenue is recorded monthly over the term of the contract. Leasing revenues are recorded on a straight-line basis over the length of the initial leasing term. Leasing commission income is recorded when the lease is signed and the amount of commission can be determined.

Concentration of Credit Risk

All revenue recognized in 2010 and 2009 was generated from services performed for a minimal number of clients.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0, and $0 for the years ended December 31, 2010 and 2009, respectively. Advertising expenses are included in the Company’s selling expenses.

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

Earnings Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares and share equivalents at the end of each period. There were no share equivalents at either December 31, 2010 or 2009 and, therefore, anti-dilution issues are not applicable.

Subsequent Events

Management of the Company has reviewed subsequent events through the date of filing. Subsequent events have been evaluated for disclosure through that date.

Recently Issued Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on the financial statements. Accounting pronouncements issued subsequent to the date of these financial statements Ire considered significant by management and evaluated for the potential effect on these consolidated financial statements. Management does not believe any subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2010 through the date these financial statements Ire issued.

Note 2

Going Concern

The accompanying audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which assumes the realization of assets and satisfaction of liabilities in the normal course of business, for the Company to continue as a going concern.

The Company had a working capital deficiency of $19,821 at December 31, 2010, and had an accumulated deficit of $19,253 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of shares of capital stock and loans from director in the amount of $7,724. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3

Property and Equipment

Property and equipment, as of December 31, consist of:

	2010	2009
Equipment	$8,473	$8,473
Less accumulated depreciation	7,554	6,330
	$918	$2,143

Depreciation of property and equipment was $1,225 and $1,437 for the years ended December 31, 2010 and 2009, respectively.

Note 4

Income Taxes

The provision for federal and state income taxes for the years ended December 31 is as follows:

	2010	2009
Income tax provision (benefit) at statutory rate	$4,300	$(5,000)
State income tax expense (benefit), net of federal benefit	400	(500)
Subtotal	4,700	(5,500)
Less reserve for allowance	(4,700)	5,500
Deferred Tax Asset	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$(7,100)	$(11,800)
Less reserve for allowance	7,100	11,800
Deferred Tax Asset	$-	$-

The Company has recorded a 100% valuation allowance against the net deferred tax asset at December 31, 2010 and 2009 due to the uncertainty of its ultimate realization. Accordingly, the Company has established a valuation allowance for the full amount of the deferred tax assets. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the net deferred tax asset resulting from the loss carry forwards. At December 31, 2010, the Company has available unused federal net operating losses of approximately $19,000 that may be used against future taxable income and if not utilized, will expire beginning in the year 2027.

Note 5

Equity

Common Stock includes 75,000,000 shares authorized at a par value of $0.01. The holders of Common Stock, voting together, shall appoint the members of the Board of the Directors. Each share of Common Stock is entitled to one vote. At December 31, 2010, there were 35,000,000 shares of common stock outstanding.

Note 6

Related Party Transactions

Loans from Shareholder

The majority owner has and anticipates it to be necessary to advance cash to the Company, based on cash requirements. The amounts due to the majority shareholder were $7,724 and $22,754 as of December 31, 2010 and 2009, respectively. These cash advances are considered temporary in nature. There are no repayment terms and currently are not interest bearing.

Rent Expense

During 2010 and 2009, the Company used facilities in the home of an officer. The use of the facility is expected to be temporary in nature and lease terms are month to month. The Company recognized rent expense of $5,400 and $3,975, paid to this officer, for the years ended December 31, 2010 and 2009, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Note 7

Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. The Company does not believe any un-asserted claims that may exist would have a materially adverse effect on the Company’s financial position or results of operations.