Form 10-Q
period 2011-03-31
RJS Development, Inc.
filed 2011-05-16
CIK 1373149

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

  X .  Yes       .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         .  Yes   X .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer       .     Accelerated filer      .      Non-accelerated filer      .    Smaller reporting company   X .

                                                               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes       .  No   X .

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of May 13, 2011 was 35,000,000.

Part I.  Financial Information

Item 1.  Financial Statements.

RJS Development, Inc.
Balance Sheet

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$8,650	$213
Accounts receivable	10,000	-
Total current assets	18,650	213

Property & equipment, net of accumulated
depreciation of $7,738 and $7,554, respectively	735	918
Total Assets	$19,385	$1,131

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$7,760	$12,310
Notes payable to Shareholder	11,601	7,724
Total current liabilities	19,361	20,034

Total liabilities	19,361	20,034

Stockholders' Equity
Common Stock, $.01 par value, 75,000,000 shares
authorized; 35,000,000 and 35,000,000 shares
issued and outstanding, respectively	350,000	350,000
Additional paid-in capital	(349,650)	(349,650)
Accumulated Deficit	(326)	(19,253)
Total stockholders' equity	24	(18,903)

Total Liabilities and Stockholders' Equity	$19,385	$1,131

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Revenues	$27,392	$11,650

Operating expenses:
General & administration	5,332	219
Selling expenses	-	400
Professional fees	1,600	8,288
Rents	1,350	1,350
Depreciation	183	373
Total operating expenses	8,465	10,630

Net income (loss)	$18,927	$1,020

Earnings (loss) per share, primary
and dilutive	$0.00	$0.00

Weighted average shares outstanding
primary and dilutive	35,000,000	35,000,000

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
Statement of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities:
Net (loss) income	$18,927	$1,020
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	183	373
Impairment of receivable	-	10,000
Changes in assets and liabilities:
Accounts receivable	(10,000)	-
Accounts payable and accrued expenses	(4,550)	4,775
Net Cash (Used) Provided by Operating Activities	4,560	16,168

Cash Flows from Financing Activities:
Net repayment of stockholder advances	3,877	(2,807)
Net Cash (Used) Provided by Operating Activities	3,877	(2,807)

Net decrease in Cash	8,437	13,361

Cash at beginning of period	213	1,816

Cash at end of period	$8,650	$15,177

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.

Notes to Financial Statements

March 31, 2011

(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Operations

The Company was incorporated May 27, 2003 in the State of Florida.  The Company is in the business of providing development services in the real estate industry.  The Company generally operates in the Tampa bay area on the West Coast of Florida.

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2011 and 2010; (b) the financial position at March 31, 2011 and December 31, 2010, and (c) cash flows for the nine months ended March 31, 2011 and 2010, has been made.

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

Going Concern

These financial statements have been prepared on a going concern basis.  At March 31, 2011, the Company has a working capital deficiency of $711, and has accumulated deficit of $328 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of shares of capital stock and loans from director in the amount of $11,601.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2011 and December 31, 2010, there were no cash equivalents.

Fixed Assets

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful live of the asset, which is 5-7 years. Major expenditures that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of equipment existed at March 31, 2011 or December 31, 2010.

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

Revenue Recognition

The Company generates revenue through a variety of development services.  The Company recognizes its revenue on the accrual basis which considers revenue to be earned when the services have been performed.  Management fee revenue is recorded monthly over the term of the contract.  Leasing revenues are recorded on a straight line basis over the length of the lease.  Leasing commissions are recorded when the lease is signed and the amount of commission can be determined..

Concentration of Credit Risk

All revenue recognized during 2011 and 2010 was generated from a limited number of clients.

Income Taxes

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported in 2011. We believe that there are no new or impending standards that may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3 –  PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 31, 2011	December 31, 2010
Equipment	$3,991	$3,991
Furniture	4,482	4,482
	8,473	8,473
Less accumulated depreciation	7,738	7,554
Property and equipment, net	$735	$918

Depreciation of equipment was $183 and $373for the three months ended March 31, 2011 and 2010, respectively.

NOTE 4 – RELATED PARTY

Loans from Shareholder

The majority owner has and anticipates it to be necessary to advance cash to the Company, based on cash requirements.  The amounts due to the majority shareholder were $11,601 and $7,724 as of March 31, 2011 and December 31, 2010, respectively.  These cash advances are considered temporary in nature.  There are no repayment terms and currently are not interest bearing.

Rent Expense

The Company reports rent expense based on the square footage of the facilities that it uses for operations in the president’s home.  The rental agreement is on a month-to-month basis at $450 per month.  The use of the facility is expected to be temporary in nature and lease terms are month to month.  The Company recognized rent expense of $1,350. and $1,350 for the three month periods ended March 31, 2011 and 2010, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 5 – CAPITAL STOCK AND FORWARD STOCK SPLIT

Common stock consists of 75,000,000 shares authorized at a par value of $0.01.  At March 31, 2011 there were 35,000,000 shares of common stock outstanding.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of RJS Development, Inc. for the period ended March 31, 2011 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to December 31, 2010, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Our Business Overview

RJS Development specializes in commercial real estate development.  Our business, financial condition and results of operations continued to be materially adversely affected during 2011 by the ongoing real estate downturn and economic recession in the United States. These adverse conditions included, among others, high unemployment, lower family income, lower consumer confidence, a large number of foreclosures and homes for sale, increased volatility in the availability and cost of credit, shrinking mortgage markets, unstable financial institutions, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and lower consumer spending.  We have reduced our operational expenditures accordingly.

Results of Operations

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States.  The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements.  The Company’s accounting policies are more fully described in Note 2 to the Notes of Financial Statements.

Revenues were $27,392 and $11,650 for the three month periods ended March 31, 2011 and 2010, respectively.  The increase in revenue was due to a new leasing commission in 2011.

Operating expenses were $8,465 and $10,630 for the three month periods ended March 31, 2011 and 2010, respectively. The decrease in expense for the three month ended 2011 was due a reduction of legal and auditing costs after a successful registration statement filing. We  anticipate that our future operating costs will incur reasonable professional expenses on an ongoing basis as we continue to comply with our reporting obligations.  We are currently paying fees to establish a trading symbol with FINRA.

Although we are seeking to expand our services, the uncertain economy could have a material adverse effect on such plans.  While we have seen some improvement in our business, we cannot be assured that apparent recovery will continue.

Liquidity & Capital Resources

At March 31, 2011, we had cash of $8,650, working capital deficit of $711, an accumulated deficit of $326 and shareholder equity of $24.

For the three months ended March 31, 2011, net cash provided by operating activities was $4,561primarily due to our increased in income to $18,927 offset by an increase in our accounts receivable of $10,000 and a decrease in our accounts payables and accruals in the amount of $4,549. During the three months ended March 31, 2011, we received cash from financing activities, in the amount of $3,877, for net proceeds on our loan from shareholder.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Going Concern.  These financial statements have been prepared on a going concern basis.  The Company had a working capital deficiency of $33,549 at December 31, 2010, and had an accumulated deficit of $31,756, since inception through December 31, 2010.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.  These factors raise substantial doubt that the company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of shares of capital stock and loans from its director.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Revenue Recognition.  We recognize revenue in accordance with the accounting standards, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered.  The Company recognizes its revenue on the accrual basis which considers revenue to be earned when the services have been performed.  Management fee revenue is recorded monthly over the term of the contract.  Leasing revenues are recorded on a straight line basis over the length of the lease.  Leasing commissions are recorded when the lease is signed and the amount of commission can be determined.

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

With respect to the period ending March 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2011, the Company did not issue any unregistered shares of its common stock.

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

RJS DEVELOPMENT, INC.

Date: May 16, 2011

By:  /s/ Joe Tyszko

JOE TYSZKO,

Chief Executive Officer

Chief Financial Officer