Form 10-Q
period 2011-06-30
RJS Development, Inc.
filed 2011-08-17
CIK 1373149

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes      . No   X  .

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

Yes      . No   X  .

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of July 18, 2011 was 35,000,000.

Part I.  Financial Information

Item 1.  Financial Statements.

RJS Development, Inc.
Balance Sheet

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$2,170	$213
Accounts receivable	29,171	-
Prepaid expenses	1,171	-
Total current assets	32,512	213

Property & equipment, net of accumulated
depreciation of $7,921 and $7,554, respectively	552	918

Total Assets	$33,064	$1,131

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$17,685	$12,310
Notes payable to Shareholder	-	7,724
Total current liabilities	17,685	20,034

Stockholders' Equity
Common Stock, $.01 par value, 75,000,000 shares
authorized; 35,000,000 and 35,000,000 shares
issued and outstanding, respectively	350,000	350,000
Additional paid-in capital	(349,650)	(349,650)
Retained Earnings (Accumulated Deficit)	15,029	(19,253)
Total stockholders' equity	15,379	(18,903)

Total Liabilities and Stockholders' Equity	$33,064	$1,131

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$40,744	$13,801	$66,577	$25,451

Operating expenses:
General & administration	902	477	6,234	696
Selling expenses	7,016	-	7,016	400
Professional fees	5,379	6,215	6,979	14,502
Rents	1,350	1,350	2,700	2,700
Depreciation	183	160	366	533
Total operating expenses	14,830	8,202	23,295	18,831

Operating earnings	25,914	5,599	34,282	6,620

Provision for income taxes	9,000	-	9,000	-

Net income	$16,914	$5,599	$34,282	$6,620

Earnings per share, primary
and dilutive	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding
primary and dilutive	35,000,000	35,000,000	35,000,000	35,000,000

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
Statement of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2011	2010

Cash Flows from Operating Activities:
Net income	$34,282	$6,620
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	366	533
Changes in assets and liabilities:
Accounts receivable	(29,171)	-
Prepaid expenses	(1,171)	-
Accounts payable and accrued expenses	5,375	8,650
Net Cash Provided by Operating Activities	9,681	15,803

Cash Flows from Financing Activities:
Net repayment of stockholder advances	(7,724)	(12,038)
Net Cash (Used) in Financing Activities	(7,724)	(12,038)

Net increase in Cash	1,957	3,765

Cash at beginning of period	213	480

Cash at end of period	$2,170	$4,245

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.

Notes to Financial Statements

June 30, 2011

(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Operations

The Company was incorporated May 27, 2003 in the State of Florida.  The Company is in the business of providing development services in the real estate industry.  The Company generally operates in the Tampa bay area on the West Coast of Florida.

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six months ended June 30, 2011 and 2010; (b) the financial position at June 30, 2011 and December 31, 2010, and (c) cash flows for the six months ended June 30, 2011 and 2010, has been made.

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

Fair Value Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, accounts payable and loan to or from stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the loan from stockholder approximates fair value based on short term and revolving nature of the advances.

Fair Value Measurement

All financial and nonfinancial assets and liabilities were recognized or disclosed at fair value in the financial statements.  This value was evaluated on a recurring basis (at least annually).  Generally accepted accounting principles in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on a measurement date. The accounting principles also established a fair value hierarchy which required an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Three levels of inputs were used to measure fair value.

Level 1: Quotes market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that were corroborated by market data.

Level 3: Unobservable inputs that were not corroborated by market data.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three and six months or less to be cash equivalents. At June 30, 2011 and December 31, 2010, there were no cash equivalents.

Fixed Assets

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful live of the asset, which is 5-7 years. Major expenditures that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of equipment existed at June 30, 2011 or December 31, 2010.

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

Concentration of Credit Risk

All revenue recognized during 2011 and 2010 was generated from a limited number of clients in the Tampa Bay area.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740 Accounting for Income Taxes, which requires use of the liability method.  Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  In prior years, a valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.  A provision for income taxes has been calculated in the current year, as the Company has generated net income in excess of prior accumulated losses, whereby the Company will receive a tax benefit from prior net operating losses.

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

NOTE 3 –  PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 31, 2011	December 31, 2010
Equipment	$3,991	$3,991
Furniture	4,482	4,482
	8,473	8,473
Less accumulated depreciation	7,921	7,554
Property and equipment, net	$552	$918

Depreciation of equipment was $183, $160, $366 and $533for the three and six months ended June 30, 2011 and 2010, respectively.

NOTE 4 – RELATED PARTY

Loans to or from Shareholder

The majority owner had advanced cash to the Company, based on cash requirements.  The amount due to the majority shareholder as of December 31, 2010, was $7,724.  There are no repayment terms and currently are not interest bearing.  During the six months ended June 30, 2011, the Company was able to repay the shareholder.

Upon the repayment, additional payments made to the shareholder, in the amount of $7,016, were expensed as compensation, a selling expense.  These cash advances to or from the shareholder are considered temporary in nature.

Rent Expense

The Company reports rent expense based on the square footage of the facilities that it uses for operations in the president’s home.  The rental agreement is on a month-to-month basis at $450 per month.  The use of the facility is expected to be temporary in nature and lease terms are month to month.  The Company recognized rent expense of $1,350, $1,350, $2,700 and $2,700 for the three and six months ended June 30, 2011 and 2010, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 5 – CAPITAL STOCK AND FORWARD STOCK SPLIT

Common stock consists of 75,000,000 shares authorized at a par value of $0.01.  At June 30, 2011 there were 35,000,000 shares of common stock outstanding.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of RJS Development, Inc. for the period ended June 30, 2011 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States.  The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements.  The Company’s accounting policies are more fully described in the Notes to Financial Statements.

Three months ended June 30, 2011 and 2010

Revenues were $40,744 and $13,801 for the three months ended June 30, 2011 and 2010, respectively.  The increase in revenue was due to increased leasing commissions.

Operating expenses were $14,830 and $8,202 for the three months ended June 30, 2011 and 2010, respectively. The increase in expenses for the three month ended 2011 was primarily due to the payment of compensation to the officer, as cash flows were positive and funds were available.

Six months ended June 30, 2011 and 2010

Revenues were $66,577 and $25,451 for the six month s ended June 30, 2011 and 2010, respectively.  The increase in revenue was due to increased leasing commissions and some continuing management contracts.

Operating expenses were $23,295 and $18,831 for the six months ended June 30, 2011 and 2010, respectively. The increase was due to additional administrative expenses and compensation expenses, off set by a reduction of legal and auditing costs after a successful registration statement filing. We anticipate that our future operating costs will incur reasonable professional expenses on an ongoing basis as we continue to comply with our reporting obligations.  We are currently paying fees to establish a trading symbol with FINRA.

Although we have been able to expand our services, the uncertain economy could have a material adverse effect on such plans. While we have seen some improvement in our business, we cannot be assured that apparent recovery will continue.

Liquidity & Capital Resources

At June 30, 2011, we had cash of $2,170, working capital of $14,827, accumulated earnings of $15,029 and shareholder equity of $15,379.

For the six months ended June 30, 2011, net cash provided by operating activities was $9,681 primarily due to our increased in net income of $34,282 offset by an increase in our accounts receivable of $29,171 and a increase in our accounts payables and accruals in the amount of $5,375. During the six months ended June 30, 2011, we used cash in financing activities, in the amount of $7,724, for net payments on our loan from shareholder.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

With respect to the period ending June 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending June 30, 2011, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

This Item 4 was removed and reserved by Release No. 33-9089A, effective February 28, 2010.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed Herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	3.0	Articles of Incorporation

		3.1	Amended and Restated Articles of Incorporation filed with Form S-1 Registration Statement on June 16, 2008	See Exhibit Key

		3.2	Bylaws filed with Form S-1 Registration Statement on June 16, 2008	See Exhibit Key

	11.0	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

	14.0	Code of Ethics		See Exhibit Key

	31.1	Certificate of Chief Executive Officer And Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	32.1	Certification of Chief Executive Officer And Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

	101.INS	XBRL Instance Document		Filed herewith

	101.SCH	XBRL Taxonomy Extension Schema		Filed herewith

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase		Filed herewith

	101.DEF	XBRL Taxonomy Extension Definition Linkbase		Filed herewith

	101.LAB	XBRL Taxonomy Extension Label Linkbase		Filed herewith

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase		Filed herewith

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

Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange

Commission on June 16, 2008.

14.0

Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange

Commission on June 16, 2008.

101

XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RJS DEVELOPMENT, INC.

Date: August 15, 2011

By:  /s/ Joe Tyszko

JOE TYSZKO,

Chief Executive Officer

Chief Financial Officer