Form 10-Q
period 2011-09-30
RJS Development, Inc.
filed 2011-11-09
CIK 1373149

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes      . No   X  .

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of October 31, 2011 was 35,000,000.

Part I.  Financial Information

Item 1.  Financial Statements.

RJS Development, Inc.
Balance Sheet

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$4,733	$213
Accounts receivable	20,877	-
Total current assets	25,610	213

Property & equipment, net of accumulated depreciation of $8,105 and $7,554, respectively	368	918

Total Assets	$25,978	$1,131

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$11,995	$12,310
Notes payable to Shareholder	-	7,724
Income tax payable	12,300	-
Total current liabilities	24,295	20,034

Stockholders' Equity
Common Stock, $.01 par value, 75,000,000 shares authorized; 35,000,000 and 35,000,000 shares issued and outstanding, respectively	350,000	350,000
Additional paid-in capital	(349,650)	(349,650)
Accumulated Deficit	1,333	(19,253)
Total stockholders' equity	1,683	(18,903)

Total Liabilities and Stockholders' Equity	$25,978	$1,131

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$20,795	$11,985	$87,372	$37,436

Operating expenses:
General & administration	3,306	795	9,540	1,491
Selling expenses	20,340	-	20,340	400
Professional fees	13,027	3,000	20,006	17,302
Rents	1,350	1,350	4,050	4,050
Depreciation	184	160	550	693
Total operating expenses	38,207	5,305	54,486	23,936

Operating income	(17,412)	6,680	32,886	13,500

Income tax expense	3,300	-	12,300	-

Net income (loss)	$(20,712)	$6,680	$20,586	$13,500

Earnings (loss) per share, primary and dilutive	$(0.00)	$0.00	$0.00	$0.00

Weighted average shares outstanding primary and dilutive	35,000,000	35,000,000	35,000,000	35,000,000

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
Statement of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities:
Net (loss) income	$20,586	$13,500
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	550	693
Changes in assets and liabilities:
Accounts receivable	(20,877)	-
Accounts payable and accrued expenses	(315)	1,325
Income tax payable	12,300	-
Net Cash (Used) Provided by Operating Activities	12,244	15,518

Cash Flows from Financing Activities:
Net repayment of stockholder advances	(7,724)	(14,681)
Net Cash (Used) Provided by Operating Activities	(7,724)	(14,681)

Net decrease in Cash	4,520	837

Cash at beginning of period	213	480

Cash at end of period	$4,733	$1,317

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.

Notes to Financial Statements

September 30, 2011

(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Operations

The Company was incorporated May 27, 2003 in the State of Florida.  The Company is in the business of providing development services in the real estate industry.  The Company generally operates in the Tampa bay area on the West Coast of Florida.

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine months ended September 30, 2011 and 2010; (b) the financial position at September 30, 2011 and December 31, 2010, and (c) cash flows for the nine months ended September 30, 2011 and 2010, have been made.

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2011 and December 31, 2010, there were no cash equivalents.

Fixed Assets

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the asset, which is 5-7 years. Major expenditures that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of equipment existed at September 30, 2011 or December 31, 2010.

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

NOTE 3 –  PROPERTY AND EQUIPMENT

Property and equipment consists of:

	September 30, 2011	December 31, 2010
Equipment	$3,991	$3,991
Furniture	4,482	4,482
	8,473	8,473
Less accumulated depreciation	8,105	7,554
Property and equipment, net	$368	$918

Depreciation of equipment was $184, $160, $550 and $693for the three and nine months ended September 30, 2011 and 2010, respectively.

NOTE 4 – RELATED PARTY

Loans to or from Shareholder

The majority owner had advanced cash to the Company, based on cash requirements.  The amount due to the majority shareholder as of December 31, 2010, was $7,724.  During the nine months ended September 30, 2011, the Company was able to repay the shareholder in full.  Cash advances to or from the shareholder are considered temporary in nature.  There are no repayment terms and currently do not interest bearing.

Rent Expense

The Company reports rent expense based on the square footage of the facilities that it uses for operations in the president’s home.  The rental agreement is on a month-to-month basis at $450 per month.  The use of the facility is expected to be temporary in nature and lease terms are month to month.  The Company recognized rent expense of $1,350, $1,350, $4,050 and $4,050 for the three and nine months ended September 30, 2011 and 2010, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 5 – CAPITAL STOCK AND FORWARD STOCK SPLIT

Common stock consists of 75,000,000 shares authorized at a par value of $0.01.  At September 30, 2011 there were 35,000,000 shares of common stock outstanding.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of RJS Development, Inc. for the period ended September 30, 2011 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Three months ended September 30, 2011 and 2010

Revenues were $20,795 and $11,985 for the three months ended September 30, 2011 and 2010, respectively.  The increase in revenue was due to increased leasing commissions.

Operating expenses were $38,207 and $5,305 for the three months ended September 30, 2011 and 2010, respectively. The increase in expenses for the three month ended 2011 was due to the payment of commissions and professional fees.

Net income (loss) for the three months ended September 30, 2011 and 2010 was $(20,712) and $6,680, respectively.  The net loss in 2011 includes $3,300 in an income tax provision.

Nine months ended September 30, 2011 and 2010

Revenues were $87,372 and $37,436 for the nine months ended September 30, 2011 and 2010, respectively.  The increase in revenue was due to increased leasing commissions and some continuing management contracts.

Operating expenses were $54,486 and $23,936 for the nine months ended September 30, 2011 and 2010, respectively. The increase in expenses was due to the payment of commissions and professional fees.

Net income for the nine months ended September 30, 2011 and 2010 was $20,586 and $13,500, respectively.  The net income in 2011 is after an income tax provision of $12,300.

Liquidity & Capital Resources

At September 30, 2011, we had cash of $4,733, working capital of $1,315, accumulated earnings of $1,333 and shareholder equity of $1,683.

For the nine months ended September 30, 2011, net cash provided by operating activities was $12,244 primarily due to our increased in net income of $49,936 offset by an increase in our accounts receivable of $20,877 and an increase in income tax payable in the amount of $12,300. During the nine months ended September 30, 2011, we used cash in financing activities, in the amount of $7,724, for net payments on our loan from shareholder.

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

With respect to the period ending September 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ending September 30, 2011, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

This Item 4 was removed and reserved by Release No. 33-9089A, effective February 28, 2010.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed Herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Amended and Restated Articles of Incorporation filed with Form S-1 Registration Statement on June 16, 2008	See Exhibit Key

		(3.2)	Bylaws filed with Form S-1 Registration Statement on June 16, 2008	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

	(14.0)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer And Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer And Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

Exhibit Key

3.1

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on June 16, 2008.

3.2

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on June16, 2008.

14.0

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on June 16, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RJS DEVELOPMENT, INC.

Date: November 3, 2011

By:  /s/ Joe Tyszko

JOE TYSZKO,

Chief Executive Officer

Chief Financial Officer