Form 10-K
period 2011-12-31
RJS Development, Inc.
filed 2012-03-12
CIK 1373149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X .   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Issuer’s telephone number: 727-709-3382

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K        .

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

There is no market for our stock at this point.  The aggregate estimated value of the Common Stock held by non-affiliates, approximately 588,000 post split shares of Common Stock as of December 31, 2011, was approximately $147,000 based on a stated price of $.25 per share.

The number of shares outstanding of the issuer’s Common Stock, $.01 par value, as of March8, 2012 was 1,400,000 shares (post 25:1 reverse split, effective March 2012).

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

Item 1.

Business

Company History

We were incorporated on May 27, 2003 under the laws of the State of Florida.  On August 23, 2006 Amended and Restated Articles of Incorporation were filed with the Florida Department of State changing the par value of our stock from no par value to a par value of $.01 and the total authorized capital stock to 75,000,000 common shares.  Since inception, we have engaged in commercial real estate development.  We have office space at 200 Miramar Blvd., NE, Saint Petersburg, FL 33704.  RJS currently only requires minimal office space.  In light of present economic circumstances, we presently are operating the Company business from the personal residence of our president, Joseph Tyszko.  We intend to locate and secure a separate office location for the Company as economic circumstances will allow in the future.

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

Employees

As of March 2012, there are 2 full-time employees at RJS Development.  Our President, Joe Tyszko and Treasurer, Valerie Tyszko.  The Company has previously utilized outside consultants and sales personnel that were are paid on a specific fee basis or a commission basis, though no consultants were utilized in  2011 or 2010.  As market conditions improve, the Company may again utilize outside consultants.

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

Purchase of our stock is a highly speculative and you could lose your entire investment.  We had a small profit in 2010 and in 2011 nearly tripled our profit in 2011. However, you should not assume that our plans and business prospects described herein will either materialize or prove successful.  Accordingly, you may lose all or a substantial part of your investment.  The purchase of our stock must be considered a highly speculative investment.

We can provide no assurances we will be able to continue as a going concern or raise additional financing in the future.

Failure to achieve significant revenues and profitability in the future would cause the market price for our common stock to decline further.  We currently have no market for our stock.  We have generated net losses for several years and have only recently shown a profit over the past two fiscal years. If we don’t achieve, increase or maintain revenues and continued profitability in the near future, we may not be able to generate a market for our common stock.

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

We do not expect to be able to pay cash dividends in the foreseeable future, so you should not make an investment in our stock if you require dividend income.  The payment of cash dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. We have not paid or declared any cash dividends upon our Common Stock since our inception and by reason of our present financial status and our contemplated future financial requirements does not contemplate or anticipate making any cash distributions upon our Common Stock in the foreseeable future.

We have a limited market for our common stock which causes the market price to be volatile and to usually decline when there is more selling than buying on any given day.  Our common stock currently does not trade on any over the counter bulletin board. We currently have a trading symbol (RJSD), but it is not trading as we do not have a market maker as yet to take the stock to the market.  However, if the stock was to trade it would be considered a “penny stock”.

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price.  As of December 31, 2011, we have outstanding 35,000,000 shares of common stock, including an estimated 14,700,000 outstanding shares held by non-affiliated persons. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

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

Properties

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

Item 4.

Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no market for our stock.  If our stock goes to market, it is expected to trade as “penny stock”.

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

OTC Bulletin Board Qualification for Quotation

We intend to secure a qualification for our securities to be quoted on the OTC Bulletin Board. To have our shares of Common Stock qualified for quotation on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock.

Sales of our Common Stock under Rule 144

There are 588,000 (14,700,000 pre-reverse split) shares of our common stock held by non-affiliates and 812,000 (20,300,000 pre-reverse split) shares held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities.

In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. These restrictions do not apply to non-affiliates after a holding period of one year but continue to apply for affiliates regardless of their holding period. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities. All 14,700,000 shares held by non-affiliates have been held for at least 6 months.

Holders

As of the date of this registration statement, we had approximately 50 shareholders of record of our Common Stock.

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

Sales of Unregistered Securities

There have been no sales of securities during the year ended December 31, 2011.

Item 6.  Selected Financial Data

Not applicable.  We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1), and are not required to provide the information required by this Item

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our results of operations, financial condition and capital resources and liquidity should be read in conjunction with our Financial Statements and the related notes, all included elsewhere in this Form 10-K.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this registration statement. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we will issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act; we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

Summary

RJS Development specializes in commercial real estate development and leasing.  Our business, financial condition and results of operations have improved over the prior year due to new leasing assignment. The market still faces high unemployment, lower family income, lower consumer confidence, a large number of foreclosures and homes for sale, increased volatility in the availability and cost of credit, shrinking mortgage markets, unstable financial institutions, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and lower consumer spending which continue to be an “overhang” on the general marketplace. We have maintained low operational expenditures as a result of the market crash in 2008 and 2009.

Over the past four years we have not been involved in any new development activity.  We have concentrated on renting and managing existing commercial locations on a contractual basis for the owners.  Our contracts are centered in the Tampa Bay area and are generally on a month-to-month basis.

Our expenses consist of minimal rent for office space and professional fees to keep the company active.  We do not own any property and have a minimal amount of equipment.  RJS currently requires minimum office space.  In light of past economic circumstances, during 2009, we moved the operations from rented space to the personal residence of our president, Joseph Tyszko, at 200 Miramar Blvd. NE, St Petersburg, FL 33704.  We are reimbursing his expenses on a month-to-month basis.  We intend to locate and secure a separate office location for the Company as economic circumstances will allow in the future.

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

Results of Operations

The year ended December 31, 2011and 2010

The following summary data is presented for the year ended December 31, 2011 and 2010:

For the Years Ended December 31,	2011	2010	% change
Revenues: easing and management fees	$104,047	$42,713	144%
Direct costs	-	-
Gross Margin	104,047	42,713	144%
Operating expenses:	72,361	30,210	140%
Net income	$31,686	$12,503	152%

Revenues

For the years ended December 31, 2011 and 2010, revenues were $104,047 and $42,713, respectively.  The increase in revenue was due to the addition of leasing commissions in 2011.  We continue to have one management contract in effect.

Operating Expenses

Operating expenses were incurred in the amount of $72,361 for the year ended December 31, 2011, compared to $30,210 for the comparative year ended December 31, 2010. The change was due to an increase in general and administrative expenses due to legal fees and transfer agent fees for the 211 process in obtaining our trading symbol and commission and consulting expenses.

Net Income

The Company recorded net income for the year ended December 31, 2011 in the amount of $31,686 compared to net income of $12,503 for the year ended December 31, 2010. The change in the year earnings is primarily related to the increase in revenues.

Liquidity and Capital Resources

At December 31, 2011, we had cash of $1,455, working capital of $12,600, an accumulated surplus of $12,433 and shareholder surplus of $12,783.

For the year ended December 31, 2011, net cash provided by operating activities was $8,967 primarily due to our increase in income of $31,686.  During the year ended December 31, 2011we had no investing activities and used $7,724 in operating activities as funds were used to pay down previous advances from our majority shareholder.

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

The commercial real estate development market trend has seen signs of stabilization but there still remains a lot of uncertainty as companies in general are still not hiring at a pace to sustain a healthy growth in GDP (Gross Domestic Product) and only select retailers are expanding which limits our ability to develop shopping centers and lease space in existing shopping centers.

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

At December 31, 20101 the Company had minimal cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund any operating shortfall.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Significant Accounting Policies and Recent Accounting Developments

The Company follows SFAS No. 128, “Earnings Per Share.” Basic earnings per share calculations are determined by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution issues are not applicable.

Item 8.

Financial Statements and Supplementary Data

The information required by Item 8 and an index thereto commences on page F-1

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or disagreements with accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

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

Our principal executive officer and principal financial officer (one person) has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework, our management, including our Board of Directors and principal financial and executive officer has concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officer is as follows:

Name	Age	Position
Joe Tyszko (1)	42	President, Secretary and Chairman of the Board
Valerie Tyszko (2)	40	Treasurer and Director

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

Upon joining RJS Development, Inc. she resigned her position at RJ King & Associates in order to assist her husband Joe Tyszko and their company with the marketing and development of numerous shopping centers. As Vice President, she is responsible for not only site acquisitions, marketing and leasing of RJS Development projects, but also for the corporate administration.

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

Director Compensation

Name	Year ended December 31, 2011	Fees earned or paid in x ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Joe Tyszko,	0	0	0	0	0	0	0	0
Valerie Tyszko	0	0	0	0	0	0	0	0

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer.

Name	Title	Year	Commission	Bonus	Stock awards	Option * awards	Non equity Incentive plan compen- sation	Non qualified deferred compensation	All other Compensation	Total
Joe Tyszko	President	2011	$0	0			0	0	0	$0
		2010	$0	0			0	0	0	$0
Valerie Tyszko	Treasurer	2011	0	0			0	0	0	$0
		2010	0	0			0	0	0	$0

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2011.

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

Board Members Who Are Deemed Independent

None

Item 14.

  Principal Accountant Fees and Services

The financial statements of RJS Development, Inc. as of, and for the years ended, December 31, 2011 and 2010, appearing in this Form 10-K, were audited by Peter Messineo, CPA. an independent registered public accounting firm, as stated in their report thereon, and are included in reliance upon such reports given on the authority of such firm as experts in accounting and auditing.

Audit Fees

The aggregate fees billed for professional services rendered by Peter Messineo, CPA. for the 2011 and 2010 audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q for fiscal years 2011 and 2010 were $3,550 and $3,800, respectively.

Audit-Related Fees

There were no other fees billed by Peter Messineo, CPA during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no tax related fees billed by Peter Messineo, CPA during 2011 or 2010.

All Other Fees

There were no other fees billed by Peter Messineo, CPA during the last two fiscal years for products and services provided by Peter Messineo, CPA.

Item 15.

 Exhibits

Exhibit No.	Description

15.01	Financial statements for the years ended December 31, 2011 and 2010

31(a)	Rule 13a-14(a) Certification – Chief Executive and Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive and Chief Financial Officer *

______________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RJS Development, Inc.
Dated:	March 12, 2012

		By:	/s/ Joe Tyszko
Joe Tyszko,
President and Chairman of the Board

15.01 Financial statements for the years ended December 31, 2011 and 2010

Financial Statements

RJS Development, Inc.

As of December 31, 2011 and 2010

And for the Years Ended December 31, 2011 and 2010

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

Board of Directors

RJS Development, Inc.

St. Petersburg, Florida

I have audited the accompanying balance sheets of RJS Development, Inc. as of December 31, 2011 and 2010 and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, based on my audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Peter Messineo

Peter Messineo, CPA

Palm Harbor, Florida

March 5, 2012

RJS Development, Inc.
Balance Sheets

	December 31,	December 31,
	2011	2010
Assets
Current assets
Cash	$1,455	$213
Accounts receivable	24,961	--
Total current assets	26,416	213

Property and equipment, net of accumulated depreciation of $8,289 and $7,555, respectively	184	918

Total Assets	$26,600	$1,131

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$13,817	$12,310
Notes payable to Shareholder	--	7,724
Total current liabilities	13,817	20,034
Total liabilities	13,817	20,034

Stockholders' Equity
Common Stock, $.01 par value, 75,000,000 shares authorized; 1,400,000 and 1,400,000 shares issued and outstanding, respectively *	14,000	14,000
Additional paid-in capital	(13,650)	(13,650)
Retained Earnings (Accumulated Deficit)	12,433	(19,253)
Total stockholders’ equity	12,783	(18,903)

Total Liabilities and Stockholders' Equity	$26,600	$1,131

* Common shares outstanding have been retroactively restated for 25:1 reverse split, effective March 2012.

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
Statement of Operations

	For the Year Ended
	December 31,
	2011	2010

Revenues	$104,047	$42,713

Operating expenses:
General and administration	11,908	4,133
Selling expenses	31,537	400
Professional fees	15,740	19,052
Rents	5,400	5,400
Depreciation	735	1,225
Total operating expenses	65,320	30,210

Operating income	38,727	12,503

Provision for income taxes	7,041	--

Net income	$31,686	$12,503

Earnings per share, primary and dilutive	$0.02	$0.01

Weighted average shares outstanding primary and dilutive *	1,400,000	1,400,000

* Common shares outstanding have been retroactively restated for 25:1 reverse split, effective March 2012

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.

Statement of Stockholders' Equity (Deficit)

				Retained
			Additional	Earnings	Stockholders'
	Common *		Paid in	(Accumulated	Equity
	shares	$.01 par	Capital	Deficit)	(Deficit)

Balance at December 31, 2009	1,400,000	$14,000	$(13,650)	$(31,756)	$(31,406)

Net income	-	-	-	12,503	12,503

Balance at December 31, 2010	1,400,000	14,000	(13,650)	(19,253)	(18,903)

Net income	-	-	-	31,686	31,686

Balance at December 31, 2011	1,400,000	$14,000	$(13,650)	$12,433	$12,783

* Common shares outstanding have been retroactively restated for 25:1 reverse split, effective March 2012.

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.

Statements of Cash Flows

	For the Year Ended
	December 31,
	2011	2010

Cash Flows from Operating Activities:
Net income	$31,686	$12,503
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	735	1,225
Changes in assets and liabilities:
Accounts receivable	(24,961)	-
Accounts payable and accrued expenses	1,507	1,035
Net Cash (Used) Provided by Operating Activities	8,967	14,763

Cash Flows from Financing Activities:
Net repayment of stockholder advances	(7,724)	(15,030)
Net Cash (Used) Provided by Operating Activities	(7,724)	(15,030)

Net decrease in cash	1,243	(267)

Cash at beginning of period	213	480

Cash at end of period	$1,455	$213

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.

Notes to the Financial Statements

December 31, 2011 and 2010

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

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, and accounts payable.  The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.  The carrying value of the loan from stockholder approximates fair value due an expected short time frame and revolving nature of the loan.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  At times during the year deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.  At December 31, 2011, there were no cash equivalents.

Fixed Assets

Furniture and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful live of the asset, which is 5-7 years.  Major expenditures that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of equipment existed at December 31, 2011.

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

Concentration of Credit Risk

All revenue recognized in 2011 and 2010 was generated from services performed for a minimal number of clients.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0, and $0 for the years ended December 31, 2011 and 2010, respectively.  Advertising expenses, when incurred, are included in the Company’s selling expenses.

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

The Company accounts for income taxes under FASB Codification Topic 740 which requires use of the liability method.  Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  A valuation allowance may be applied against the net deferred tax when and if there is an uncertainty of its ultimate realization.

Earnings Per Share

Basic earnings per share calculations are determined by dividing net income by the weighted average number of shares outstanding during the year.  Diluted earnings per share calculations are determined by dividing net income by the weighted average number of shares and share equivalents at the end of each period.  There were no share equivalents at either December 31, 2011 or 2010 and, therefore, anti-dilution issues are not applicable.

Subsequent Events

Management of the Company has reviewed subsequent events through the date of filing.  Subsequent events have been evaluated for disclosure through that date.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have an impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

Note 2

Property and Equipment

Property and equipment, as of December 31, consist of:

	2011	2010
Equipment	$3,991	$3,991
Furniture	4,482	4,482
Total property and equipment	$8,473	$8,473
Less accumulated depreciation	8,289	7,555
Net book value	$184	$918

Depreciation of property and equipment was $735 and $1,225 for the years ended December 31, 2011and 2010, respectively.

Note 3

Income Taxes

The provision for federal and state income taxes for the years ended December 31 is as follows:

	2011	2010
Income tax provision (benefit) at statutory rate	$(4,300)	$4,300
State income tax expense (benefit), net of federal benefit	(400)	400
Subtotal	(4,700)	4,700
Less reserve for allowance	4,700	(4,700)
Deferred Tax Asset	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$7,100	$(7,100)
Less reserve for allowance	(7,100)	7,100
Deferred Tax Asset	$-	$-

The Company had previously recorded a 100% valuation allowance against the net deferred tax asset, resulting from net operating losses generated, through December 31, 2010, due to the uncertainty of its ultimate realization.  For the year ended December 31, 2011 the Company earned profits in excess of the prior net operating loss and has applied the benefit, thereby recognizing the deferred asset, previously off-set by the valuation allowance.  The Company has effectively recognized the benefit in the current year as an off-set to the current income tax provision.  The Company does not have any carryforward temporary differences which would result in a deferred tax asset or liability.

Note 4

Equity

Common Stock includes 75,000,000 shares authorized at a par value of $0.01. The holders of Common Stock, voting together, shall appoint the members of the Board of the Directors. Each share of Common Stock is entitled to one vote.  At December 31, 2011, there were 1,400,000 (35,000,000 pre-reverse split) shares of common stock outstanding.

Note 5

Related Party Transactions

Loans from Shareholder

The majority owner has and anticipates it to be necessary to advance cash to the Company, based on cash requirements. The amounts due to the majority shareholder were $0 and $7,724 as of December 31, 2011 and 2010, respectively. These cash advances are considered temporary in nature. There are no repayment terms and currently are not interest bearing. At December 31, 2011 all advances have been repaid.

Rent Expense

The Company has limited needs for office space.  During 2011 and 2010, the Company used facilities provided by an officer.  The use of the facility is expected to be temporary in nature and lease terms are month to month.  The Company recognized rent expense of $5,400 and $5,400, paid to this officer, for the years ended December 31, 2011and 2010, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Note 6

Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company does not believe any un-asserted claims that may exist would have a materially adverse effect on the Company’s financial position or results of operations.

Note 7

Subsequent Events

On or about January 31, 2012, the Company received written consents in lieu of a meeting of Stockholders from holders of 20,300,000 shares representing approximately 58% of the 35,000,000 shares of the total issued and outstanding shares of voting stock of the Company (the “Majority Stockholders”) authorizing the Company’s Board of Directors, to effect a reverse split of the Company’s common stock, par value $.01 per share, twenty five for one share outstanding (25:1) (pursuant to which the number of authorized shares of common stock will remain 75,000,000 following such reverse stock split) (the “Reverse Stock Split”); any fractional shares post-split will be rounded up to the next whole share.  The effective date of the Reverse Stock Split is estimated to be effective and approved by FINRA in March or early April 2012.

The financial statements have been retroactively adjusted for the reverse-split.  All shares and per share information reflect the reverse split.