Form 10-Q
period 2012-03-31
RJS Development, Inc.
filed 2012-05-14
CIK 1373149

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes      . No   X  .

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of May 14, 2012 was 6,000,000.

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

RJS Development, Inc.
Balance Sheet
(unaudited)

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Assets of discontinued operations	$-	$26,416
Total current assets	-	26,416

Property & equipment of discontinued operations, net of accumulated depreciation of $8,290
	-	184

Total Assets	$-	$26,600

Liabilities and Stockholders' Equity
Current liabilities
Liabilities of discontinued operations	$-	$13,817
Total current liabilities	-	13,817

Stockholders' Equity
Common Stock, $.01 par value, 75,000,000 shares authorized; 6,000,000 and 1,400,000 shares issued and outstanding, respectively

	60,000	14,000
Additional paid-in capital	(39,650)	(13,650)
Accumulated Deficit	(20,350)	12,433
Total stockholders' equity	-	12,783

Total Liabilities and Stockholders' Equity	$-	$26,600

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

RJS Development, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Operating expenses:
General & administration	$19,945	$5,185
Professional fees	18,973	900
Total operating expenses	38,918	6,085

Operating income	(38,918)	(6,085)

Other expenses:
Loss(income) from discontinued operations	4,248	(25,012)
Gain on disposal of discontinued operations	(10,383)	-
Income tax expense	-	-

Net income (loss)	$(32,783)	$18,927

Earnings (loss) per share, primary and dilutive	$(0.02)	$0.01

Weighted average shares outstanding primary and dilutive	1,538,630	1,400,000

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

RJS Development, Inc.
Statement of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(32,783)	$18,927
Adjustment to reconcile Net Income to net cash provided by operations:
Stock based compensation	20,000
Gain on distribution of discontinued operations	(10,383)	-
Net Cash (Used) Provided by Continuing Operations	(23,166)	18,927
Net Cash Flow from Discontinued Operations	21,711	(14,367)
Net Cash (Used) Provided by Operating Activity	(1,455)	4,560

Cash Flows from Financing Activities:
Net repayment of stockholder advances	-	3,877
Net Cash (Used) Provided by Operating Activities	-	3,877

Net decrease in Cash	(1,455)	8,437

Cash at beginning of period	1,455	213

Cash at end of period	$-	$8,650

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

RJS Development, Inc.

Notes to Financial Statements

March 31, 2012

(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Operations

The Company was incorporated May 27, 2003 in the State of Florida.  The Company was in the business of providing development services in the real estate industry.  The Company generally operates in the Tampa bay area on the West Coast of Florida.

Basis for Presentation

As of March 31, 2012, the leasing business was distributed to the main shareholder.  The assets, liabilities and results of operations of the leasing business are presented as discontinued operations.  Subsequent to March 31, 2012, the Company experienced a change in control when a majority of the stock was sold to an unrelated third party.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2012 and 2011; (b) the financial position at March 31, 2012 and December 31, 2011, and (c) cash flows for the three months ended March 31, 2012 and 2011, has been made.

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

Fair Value Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, accounts payable and loan from stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the loan from stockholder approximates fair value based on short term and revolving nature of the advances.

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2012 and December 31, 2011, there were no cash equivalents.

Link to Table of Contents

Fixed Assets

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful live of the asset, which is 5-7 years. Major expenditures that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of equipment existed at March 31, 2012 or December 31, 2011.

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

Concentration of Credit Risk

All revenue recognized during 2012 and 2011 was generated from a limited number of clients.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported in 2012. We believe that there are no new or impending standards that may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Link to Table of Contents

NOTE 3 –  PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 31, 2012	December 31, 2011
Equipment	$3,991	$3,991
Furniture	4,482	4,482
	8,473	8,473
Less accumulated depreciation	8,473	8,289
Property and equipment, net	$-	$184

Depreciation of equipment was $184 and $184 for the three months ended March 31, 2012 and 2011, respectively. These assets and the associated depreciation expense are part of the discontinued operations.

NOTE 4 – RELATED PARTY

Loans from Shareholder

The majority owner has and anticipates it to be necessary to advance cash to the Company, based on cash requirements. The amounts due to the majority shareholder were $13,107 and $0 as of March 31, 2012 and December 31, 2011, respectively. These cash advances are considered temporary in nature.  There are no repayment terms and currently are not interest bearing. The loan to shareholder was distributed to the shareholder as of March 31, 2012 as part of the distribution of the leasing operations.

Rent Expense

The Company reports rent expense based on the square footage of the facilities that it uses for operations in the president’s home. The rental agreement is on a month-to-month basis at $450 per month.  The use of the facility is expected to be temporary in nature and lease terms are month to month.  The Company recognized rent expense of $1,350 and $1,350 for the three month periods ended March 31, 2012 and 2011, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 5 – CAPITAL STOCK AND REVERSE STOCK SPLIT

Common stock consists of 75,000,000 shares authorized at a par value of $0.01.

On February 2, 2012, the Company filed with the SEC (“Securities and Exchange Commission”) a request for a 1:25 reverse stock split.  The stock split was approved by the SEC and FINRA (“Financial Industry Regulatory Authority, Inc.”) on March 16, 2012. The stock split decreased the 35,000,000 shares outstanding to 1,400,000.

On March 20, 2012 the Board of Directors approved to issue Joe Tyszko 4,600,000 shares (valued at $20,000) for services which increased the shares outstanding to 6,000,000 as of the March 31, 2012.

On March 23, 2012, the Company filed a Post Effective Amendment with the SEC to register 735,000 (post reverse split) shares. The SEC approved the Post Effective Amendment on March 27, 2012.

NOTE 6 – CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 - DISCONTINUED OPERATIONS

During negotiations with a third party to acquire control of the Company, management determined that the new control group was not interested in the leasing operations of the Company.  Therefore in March 2012, management decided to discontinue the leasing operations and distribute all leasing assets, liabilities and operations to the main shareholder.  The distribution was effective as of March 31, 2012.

Link to Table of Contents

During the three months ended March 31, 2012 and 2011, the discontinued operations lost $4,248 and earned $25,012, respectively. The Company recognized a gain on the distribution of the leasing business in the amount of $10,382.  Details on the discontinued operations are shown below:

	Three Months Ended March 31,
	2012	2011

Revenues	$1,115	$27,392

Operating expenses:
General & administration	1,063	147
Selling expenses	2,329	-
Professional fees	437	700
Rents	1,350	1,350
Depreciation	184	183

Total operating expenses	5,363	2,380

Operating income	$(4,248)	$25,012

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash	$7,002	$1,455
Accounts receivable	15,264	24,961
Total current assets	22,266	26,416

Property & equipment, net of accumulated
depreciation of $8,474 and $8,290, respectively	-	184

Total Assets	$22,266	$26,600

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$12,501	$13,817
Notes payable to Shareholder	13,107
Income tax payable	7,041
Total current liabilities	32,649	13,817

Total liabilities	$32,649	$13,817

Gain on distribution of discontinued operations	$10,383

NOTE 8 – SUBSEQUENT EVENTS

On April 23, 2012, the Company entered into a Stock Purchase Agreement (“Agreement”) with Yong Li, as agent and attorney-in-fact (the “Agent”) for the buyers identified in the 8-K and Joe Tyszko (the “Seller), the former President, Secretary, Treasurer and Chairman of the Board of Directors of the Company. The closing of the transactions (the “Closing”) contemplated by the Agreement occurred simultaneously with the parties’ entry into the Agreement.

Pursuant to the Agreement, the Seller sold to the Agent, as agent and attorney-in-fact for the Buyers, and the Agent, as agent and attorney-in-fact for the Buyers, agreed to purchase, 5,951,544 shares of common stock, par value $0.01 per share (the “Common Stock”) of the Company, constituting approximately 99.2% of the issued and outstanding Common Stock, for an aggregate purchase price of $285,000. More information regarding this transaction can be found in the 8-K filing on April 23, 2012.

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of RJS Development, Inc. for the period ended March 31, 2012 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

a.

an abrupt economic change resulting in an unexpected downturn in demand;

b.

governmental restrictions or excessive taxes on land;

c.

over-abundance of companies developing commercial properties to lease space or sell the developed building;

d.

economic resources to support the development of our projects;

e.

expansion plans, access to potential clients, and advances in technology; and

f.

lack of working capital that could hinder the land acquisition for development of our projects.

Financial information provided in this Form 10-Q, for periods subsequent to December 31, 2011, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Our Business Overview

RJS Development specialized in commercial real estate development and leasing. Our business, financial condition and results of operations have improved in the prior year due to new leasing assignment. The market still faces high unemployment, lower family income, lower consumer confidence, a large number of foreclosures and homes for sale, increased volatility in the availability and cost of credit, shrinking mortgage markets, unstable financial institutions, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and lower consumer spending which continue to be an “overhang” on the general marketplace. We have maintained low operational expenditures as a result of the market crash in 2008 and 2009.

Over the past four years we have not been involved in any new development activity. We have concentrated on renting and managing existing commercial locations on a contractual basis for the owners. Our contracts are centered in the Tampa Bay area and are generally on a month-to-month basis.

As of March 31, 2012, the leasing business was distributed out to main shareholder.  The assets, liabilities and results of operations of the leasing business are presented as discontinued operations.

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States.  The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements.  The Company’s accounting policies are more fully described in the Notes of Financial Statements.

Link to Table of Contents

Results of Operations – Continuing Operations

Operating expenses were $38,918 and $6,085 for the three month periods ended March 31, 2012 and 2011, respectively. The increase was due to legal fees for the reverse stock split, post-effective amendment and the subsequent sale of the shares of the President and CEO, Joe Tyszko and stock based compensation in the amount of $20,000.

Results of Operations – Discontinued Operations

Revenues were $1,115 and $27,392 for the three month periods ended March 31, 2012 and 2011, respectively.  The decrease was due to a few large transactions in the 1st Quarter of 2011 and the timing of signing of leases.

Operating expenses were $5,363 and $2,680 for the three month periods ended March 31, 2012 and 2011, respectively. The increase was due to a commission paid in 2012 and an increase in dues.

Liquidity & Capital Resources

At March 31, 2012, the operations of the Company had been discontinued.  All asset and liabilities of the leasing business were distributed out to the main shareholder.  The Company had cash of $0, working capital deficit of $0, an accumulated deficit of $(20,350) and shareholder equity of $0.

For the three months ended March 31, 2012, net cash used by operating activities was $1,455.  During the three months ended March 31, 2011, there were no cash flows investing or financing activities.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from our new operations, pay debt obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from new operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.

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

Link to Table of Contents

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

Reclassification of Discontinued Operations

In accordance with the rules regarding the presentation of discontinued operations the assets, liabilities and activity of the leasing business have been reclassified as a discontinued operation for all periods presented.

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

With respect to the period ending March 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Link to Table of Contents

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2012, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

This Item 4 was removed and reserved by Release No. 33-9089A, effective February 28, 2010.

Item 5.  Other Information.

None.

Link to Table of Contents

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

RJS DEVELOPMENT, INC.

Date: May 14, 2012

By:  /s/ Guofeng Feng

GUOFENG FENG

Chief Executive Officer

(Principal Executive Officer and Principal Financial Officer)