Form 10-Q
period 2012-06-30
RJS Development, Inc.
filed 2012-08-13
CIK 1373149

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-151698

RJS DEVELOPMENT, INC.
(Name of small business issuer in its charter)

Florida
(State or other jurisdiction of incorporation or organization)

20-0075049
(I.R.S. Employer Identification No.)

Room 1725, Building BTop City, No.1 Xiaokejiaxiang Chunxi Road
Jinjiang District, Chengdu, Sichuan 610061, People’s Republic of China
 (Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  +86 (28) 8661-0965

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐   Smaller reporting company ☒   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒. The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of August 14, 2012 was 6,000,000.

Part I.  Financial Information
Item 1.  Financial Statements.

RJS Development, Inc.
Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$-	$-
Assets of discontinued operations	-	26,416
Total current assets	-	26,416

Property & equipment of discontinued operations,
net of accumulated depreciation of $8,290	-	184

Total Assets	$-	$26,600

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Notes payable to Shareholder	$6,475	$-
Liabilities of discontinued operations	-	13,817
Total current liabilities	6,475	13,817
Total liabilities	6,475	13,817

Stockholders' Equity (Deficit)
Common Stock, $.01 par value, 75,000,000 shares
authorized; 6,000,000 and 1,400,000 shares
issued and outstanding, respectively	60,000	14,000
Additional paid-in capital	(39,650)	(13,650)
Accumulated Deficit	(26,825)	12,433
Total stockholders' equity (deficit)	(6,475)	12,783

Total Liabilities and Stockholders' Equity	$-	$26,600

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Operating expenses:
General & administration	625	902	20,570	6,087
Professional fees	5,850	5,379	24,823	6,279
Total operating expenses	6,475	6,281	45,393	12,366

Operating income	(6,475)	(6,281)	(45,393)	(12,366)

Other expenses:
Loss (income) from discontinued operations	-	(23,195)	4,248	(46,648)
Gain on disposal of discontinued operations	-	-	(10,383)	-
Income tax expense	-	-	-	-

Net income (loss)	$(6,475)	$16,914	$(39,258)	$34,282

Earnings (loss) per share, primary
and dilutive	$(0.00)	$0.01	$(0.01)	$0.02

Weighted average shares outstanding
primary and dilutive	2,685,479	1,400,000	2,685,479	1,400,000

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
Statement of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(39,258)	$34,282
Adjustment to reconcile Net Income to net
cash provided by operations:
Stock based compensation	20,000
Gain on distribution of discontinued operations	(10,383)	-
Net Cash (Used) Provided by Continuing Operations	(29,641)	34,282
Net Cash Flow from Discontinued Operations	21,711	(24,601)
Net Cash Flows from Operating Activity	(7,930)	9,681

Cash Flows from Financing Activities:
Stockholder advances, net	6,475	(7,724)
Net Cash (Used) Provided by Operating Activities	6,475	(7,724)

Net decrease in Cash	(1,455)	1,957
Cash at beginning of period	1,455	213
Cash at end of period	$-	$2,170

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
Notes to Financial Statements
June 30, 2012
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

Pursuant to the Agreement, the Seller sold to the Agent, as agent and attorney-in-fact for the Buyers, and the Agent, as agent and attorney-in-fact for the Buyers, agreed to purchase, 5,951,544 shares of common stock, par value $0.01 per share (the “Common Stock”) of the Company, constituting approximately 99.2% of the issued and outstanding Common Stock, for an aggregate purchase price of $285,000, resulting in a change of control.

Basis for Presentation
As of March 2012, the leasing business was distributed to the former main shareholder.  The assets, liabilities and results of operations of the leasing business are presented as discontinued operations.  Subsequent to March 2012, the Company experienced a change in control when a majority of the stock was sold to an unrelated third party.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six months ended June 30, 2012 and 2011; (b) the financial position at June 30, 2012 and December 31, 2011, and (c) cash flows for the six months ended June 30, 2012 and 2011, has been made.

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

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2012 and December 31, 2011, there were no cash equivalents.

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

NOTE 3 –  GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss for the six months ended June 30, 2012.  As of June 30, 2012 the Company had minimal cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company depends upon shareholder support and capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's new business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 – RELATED PARTY

Loans from Shareholder
A certain owner has advanced, and anticipates it to be necessary to advance, cash to the Company, based on cash requirements.  The amounts due to such shareholder were $6,475 and $0 as of June 30, 2012 and December 31, 2011, respectively.  These cash advances are considered temporary in nature.  There are no repayment terms and currently are not interest bearing.  The loan to the former controlling shareholder was distributed to such shareholder as of March 31, 2012 as part of the distribution of the leasing operations.

Certain shareholders have pledged their support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties.

Rent Expense
The Company reports rent expense based on the square footage of the facilities that it uses for operations in the president’s home.  The rental agreement is on a month-to-month basis at $450 per month.  The use of the facility is expected to be temporary in nature and lease terms are month to month.  The Company recognized rent expense of $0, $1,350, $1,350 and $2,700 for the three and six month periods ended June 30, 2012 and 2011, respectively.

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

On March 20, 2012 the Board of Directors approved to issue Joe Tyszko 4,600,000 shares (valued at $20,000) for services which increased the shares outstanding to 6,000,000 as of the June 30, 2012

On March 23, 2012, the Company filed a Post Effective Amendment with the SEC to register 735,000 (post reverse split) shares.  The SEC approved the Post Effective Amendment on March 27, 2012.

NOTE 6 – CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 - DISCONTINUED OPERATIONS

During negotiations with a third party to acquire control of the Company, management determined that the new control group was not interested in the leasing operations of the Company.  Therefore in March 2012, management decided to discontinue the leasing operations and distribute all leasing assets, liabilities and operations to the former main shareholder.  The distribution was effective as of March 31, 2012.

During the three and six months ended June 30, 2012 and 2011, the discontinued operations lost $4,248 and earned $25,012, respectively.  The Company recognized a gain on the distribution of the leasing business in the amount of $10,382.  Details on the discontinued operations are shown below:

	Six Months Ended June 30,
	2012	2011

Revenues	$1,115	$66,577

Operating expenses:
General & administration	1,063	147
Selling expenses	2,329	7,016
Professional fees	437	700
Rents	1,350	2,700
Depreciation	184	366
Total operating expenses	5,363	10,929

Operating income	(4,248)	55,648
Provision for income taxes	--	9,000
Income (loss) from discontinued operations	$(4,248)	$46,648

	March 31, 2012 (effective date)	December 31, 2011
Assets
Current assets
Cash	$7,002	$1,455
Accounts receivable	15,264	24,961
Total current assets	22,266	26,416

Property & equipment, net of accumulated
depreciation of $8,474 and $8,290, respectively	-	184

Total Assets	$22,266	$26,600

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$12,501	$13,817
Notes payable to Shareholder	13,107	--
Income tax payable	7,041	--
Total current liabilities	32,649	13,817
Total liabilities	$32,649	$13,817

Gain on distribution of discontinued operations	$10,383

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of RJS Development, Inc. for the period ended June 30, 2012 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Our Business Overview

RJS Development specialized in commercial real estate development and leasing. Our business, financial condition and results of operations have improved in the prior year due to new leasing assignment. The market still faces high unemployment, lower family income, lower consumer confidence, a large number of foreclosures and homes for sale, increased volatility in the availability and cost of credit, shrinking mortgage markets, unstable financial institutions, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and lower consumer spending which continue to be an “overhang” on the general marketplace. We had maintained low operational expenditures as a result of the market crash in 2008 and 2009.

Over the past four years we have not been involved in any new development activity. We have concentrated on renting and managing existing commercial locations on a contractual basis for the owners. Our contracts are centered in the Tampa Bay area and are generally on a month-to-month basis.

As of March 31, 2012, the leasing business was distributed out to the former main shareholder.  The assets, liabilities and results of operations of the leasing business are presented as discontinued operations.

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

Results of Operations – Continuing Operations

Operating expenses were $6,475, $6,281, $45,393 and $12,366 for the three and six month periods ended June 30, 2012 and 2011, respectively. The increase was due to legal fees for the reverse stock split, post-effective amendment and the sale of the shares of the President and CEO, Joe Tyszko and stock based compensation in the amount of $20,000.

Liquidity & Capital Resources

At June 30, 2012, the operations of the Company had been discontinued.  All asset and liabilities of the leasing business were distributed out to the former main shareholder.  The Company had cash of $0, working capital deficit of $6,475, an accumulated deficit of $26,825 and shareholder deficit of $6,475.

For the six months ended June 30, 2012, net cash used by operating activities was $7,930.  During the six months ended June 30, 2012, there were no cash flows investing and $6,475 of financing activities, resulting from advances from a current shareholder.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Basis of Presentation.  The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

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

With respect to the period ending June 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)           Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2011 Annual Report filed on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending June 30, 2012, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining Safety Disclosures.

None.

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

RJS DEVELOPMENT, INC.

Date: August 14, 2012	By:	/s/ GUOFENG FENG
GUOFENG FENG
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)