Form 10-Q/A
period 2012-06-30
RJS Development, Inc.
filed 2012-08-21
CIK 1373149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 333-151698
_______________

RJS DEVELOPMENT, INC.
(Exact name of registrant as specified in its charter)

Florida	20-0075049
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 1725, Building BTop City, No.1 Xiaokejiaxiang Chunxi Road Jinjiang District, Chengdu, Sichuan 610061, People’s Republic of China
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
+86 (28) 8661-0965

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑     No ☐

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of August 21, 2012 was 6,000,000.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed with the Securities and Exchange Commission on August 13, 2012 (the “Original Report”), is solely to furnish Exhibit 101 to the Original Report in accordance with Rule 405 of Regulation S-T.  Exhibit 101 furnishes the financial statements and related notes formatted in Extensible Business Reporting Language (XBRL).

No other changes have been made to the Original Report.  This Amendment speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way, disclosures made in the Original Report.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits.

Exhibit Number and Description                                                                                                                     Location Reference

(3.1)	Amended and Restated Articles of Incorporation	See Exhibit Key

(3.2)	Bylaws	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings	See Exhibit Key

(14.0)	Code of Ethics	See Exhibit Key

(31.1)	Certificate of Chief Executive Office Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	See Exhibit Key

(32.1)	Certificate of Chief Executive Office pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	See Exhibit Key

(101.INS)	XBRL Instance Document	Filed herewith

(101.SCH)	XBRL Taxonomy Extension Schema Document	Filed herewith

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

(101.PRE)	Taxonomy Extension Presentation Linkbase Document	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the registrant’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 16, 2008.

3.2	Incorporated by reference herein to the registrant’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 16, 2008.

11.0	Incorporated by reference herein to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012.

14.0	Incorporated by reference herein to the registrant’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 16, 2008.

31.1	Incorporated by reference herein to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012.

31.2	Incorporated by reference herein to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RJS DEVELOPMENT, INC.

Date: August 21, 2012	By:	/s/ Guofeng Feng
GUOFENG FENG Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

(3.1)	Amended and Restated Articles of Incorporation	See Exhibit Key

(3.2)	Bylaws	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings	See Exhibit Key

(14.0)	Code of Ethics	See Exhibit Key

(31.1)	Certificate of Chief Executive Office Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	See Exhibit Key

(32.1)	Certificate of Chief Executive Office pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	See Exhibit Key

(101.INS)	XBRL Instance Document	Filed herewith

(101.SCH)	XBRL Taxonomy Extension Schema Document	Filed herewith

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

(101.PRE)	Taxonomy Extension Presentation Linkbase Document	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the registrant’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 16, 2008.

3.2	Incorporated by reference herein to the registrant’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 16, 2008.

11.0	Incorporated by reference herein to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012.

14.0	Incorporated by reference herein to the registrant’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 16, 2008.

31.1	Incorporated by reference herein to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012.

31.2	Incorporated by reference herein to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012.