Form 10-Q
period 2012-09-30
RJS Development, Inc.
filed 2013-02-08
CIK 1373149

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-151698

RJS DEVELOPMENT, INC.
(Name of small business issuer in its charter)

Florida
(State or other jurisdiction of incorporation or organization)

20-0075049
(I.R.S. Employer Identification No.)

Room 1701, The One Square, No. 18, Dongyu St.
Chengdu 610051, Sichuan, People’s Republic of China
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒. The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of September 30, 2012 was 6,000,000.

Part I.  Financial Information
Item 1.  Financial Statements.

RJS Development, Inc.
Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$-	$-
Assets of discontinued operations	-	26,416
Total current assets	-	26,416

Property & equipment of discontinued operations,
net of accumulated depreciation of $8,474
and $8,290, respectively	-	184

Total Assets	$-	$26,600

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Due to shareholder	$17,150	$-
Liabilities of discontinued operations	-	13,817
Total current liabilities	17,150	13,817
Total liabilities	17,150	13,817

Stockholders' Equity (Deficit)
Common Stock, $.01 par value, 75,000,000 shares
authorized; 6,000,000 and 1,400,000 shares
issued and outstanding, respectively	60,000	14,000
Additional paid-in capital	(39,650)	(13,650)
Accumulated Deficit	(37,500)	12,433
Total stockholders' equity (deficit)	(17,150)	12,783

Total Liabilities and Stockholders' Equity	$-	$26,600

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Operating expenses:
General & administration	$4,175	$1,048	$24,745	$7,135
Professional fees	6,500	10,719	31,323	16,998
Total operating expenses	10,675	11,767	56,068	24,133

Operating loss	(10,675)	(11,767)	(56,068)	(24,133)

Other (income) expenses:
Loss (income) from discontinued operations	-	1,929	4,248	(44,719)
Gain on disposal of discontinued operations	-	-	(10,383)	-
Income tax expense	-	-	-	-

Net income (loss)	$(10,675)	$(13,696)	$(49,933)	$20,586

Earnings (loss) per share,
basic and dilutive	$(0.00)	$(0.01)	$(0.01)	$0.01

Weighted average shares outstanding
basic and dilutive	6,000,000	1,400,000	4,656,934	1,400,000

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
Statement of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(49,933)	$20,586
Adjustment to reconcile Net Income to net
cash provided by operations:
Stock based compensation	20,000	-
Gain on disposal of discontinued operations	(10,383)	-
Net Cash (Used) Provided by Continuing Operations	(40,316)	20,586
Net Cash Flow from Discontinued Operations	23,166	(8,342)
Net Cash Flows from Operating Activity	(17,150)	12,244

Cash Flows from Financing Activities:
Stockholder advances, net	17,150	(7,724)
Net Cash (Used) Provided by Operating Activities	17,150	(7,724)

Net increase (decrease) in cash	-	4,520
Cash at beginning of period	-	213
Cash at end of period	$-	$4,733

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
Notes to Financial Statements
September 30, 2012
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

Basis for Presentation
As of March 2012, the leasing business was distributed to the former main stockholder.  The assets, liabilities and results of operations of the leasing business are presented as discontinued operations.  Subsequent to March 2012, the Company experienced a change in control when a majority of the stock was sold to an unrelated third party.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine months ended September 30, 2012 and 2011; (b) the financial position at September 30, 2012 and December 31, 2011, and (c) cash flows for the nine months ended September 30, 2012 and 2011, has been made.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Fair Value Instruments
The Company’s balance sheets include the following financial instruments: cash, assets and liabilities of discontinued operations, and notes payable to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the loan from stockholder approximates fair value based on short term and revolving nature of the advances.

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

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2012 and December 31, 2011, there were no cash equivalents.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported in 2012. We believe that there are no new or impending standards that may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3 –  GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss of $49,933 for the nine months ended September 30, 2012.  As of September 30, 2012 the Company had no cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company depends upon stockholder support and capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's new business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 – RELATED PARTY

Due to shareholder
A certain owner has advanced, and anticipates it to be necessary to advance, cash to the Company, based on cash requirements.  The amounts due to such stockholder were $17,150 and $0 as of September 30, 2012 and December 31, 2011, respectively.  These cash advances are considered temporary in nature.  There are no repayment terms and currently are not interest bearing.  The loan to the former controlling stockholder was distributed to such stockholder as of March 31, 2012 as part of the distribution of the leasing operations.

Certain stockholders have pledged their support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties.

Rent Expense
The Company reports rent expense based on the square footage of the facilities that it uses for operations in the president’s home.  The rental agreement is on a month-to-month basis at $450 per month.  The use of the facility is expected to be temporary in nature and lease terms are month to month.  The Company recognized rent expense of $0 and $1,350 for the three month periods and $1,350 and $4,050 for the nine month periods ended September 30, 2012 and 2011, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 5 – CAPITAL STOCK AND REVERSE STOCK SPLIT

Common stock consists of 75,000,000 shares authorized at a par value of $0.01.

On February 2, 2012, the Company filed with the SEC (“Securities and Exchange Commission”) a request for a 1:25 reverse stock split.  The stock split was approved by the SEC and FINRA (“Financial Industry Regulatory Authority, Inc.”) on March 16, 2012.  The reverse stock split decreased the 35,000,000 shares outstanding to 1,400,000.

On March 20, 2012 the Board of Directors approved to issue Joe Tyszko 4,600,000 shares (valued at $20,000) for services which increased the shares outstanding to 6,000,000 as of the September 30, 2012

On March 23, 2012, the Company filed a Post Effective Amendment with the SEC to register 735,000 (post reverse split) shares.  The SEC approved the Post Effective Amendment on March 27, 2012.

NOTE 6 – CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 - DISCONTINUED OPERATIONS

During negotiations with a third party to acquire control of the Company, management determined that the new control group was not interested in the leasing operations of the Company.  Therefore in March 2012, management decided to discontinue the leasing operations and distribute all leasing assets, liabilities and operations to the former main stockholder.  The distribution was effective as of March 31, 2012.

During the nine months ended September 30, 2012 and 2011, the discontinued operations experienced losses of $4,248 and earnings of $44,719, respectively.  For the nine months ended September 30, 2012 and 2011, the Company recognized gains on the disposal of the leasing business in the amount of $10,383 and $0, respectively.  Details on the discontinued operations during the nine months ended September 30, 2012 and 2011 are shown below:

	Nine Months Ended September 30,
	2012	2011

Revenues	$1,115	$87,372

Operating expenses:
General & administration	1,063	2,405
Selling expenses	2,329	20,340
Professional fees	437	3,008
Rents	1,350	4,050
Depreciation	184	550
Total operating expenses	5,363	30,353

Operating income	(4,248)	57,019
Provision for income taxes	-	12,300
Income (loss) from discontinued operations	$(4,248)	$44,719

	March 31, 2012 (effective date)	December 31, 2011
Assets
Current assets
Cash	$7,002	$1,455
Accounts receivable	15,264	24,961
Total current assets	22,266	26,416

Property & equipment, net of accumulated
depreciation of $8,474 and $8,290, respectively	-	184

Total Assets	$22,266	$26,600

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$12,501	$13,817
Notes payable to Stockholder	13,107	--
Income tax payable	7,041	--
Total current liabilities	32,649	13,817
Total liabilities	$32,649	$13,817

Gain on disposal of discontinued operations	$10,383

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of RJS Development, Inc. for the period ended September 30, 2012 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

As of March 31, 2012, the leasing business was distributed out to the former main stockholder.  The assets, liabilities and results of operations of the leasing business are presented as discontinued operations.

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

Results of Operations – Continuing Operations

Operating expenses were $10,675 and $11,767 for the three months and $56,068 and $24,133 for the nine months ended September 30, 2012 and 2011, respectively. The increase was due to legal fees for the reverse stock split, post-effective amendment and the sale of the shares of the President and CEO, Joe Tyszko and stock based compensation in the amount of $20,000.

Liquidity & Capital Resources

At September 30, 2012, the operations of the Company had been discontinued.  All asset and liabilities of the leasing business were distributed out to the former main stockholder.  The Company had cash of $0, working capital deficit of $17,150, an accumulated deficit of $37,500 and stockholder deficit of $17,150.

For the nine months ended September 30, 2012, net cash used by operating activities was $17,150.  During the nine months ended September 30, 2012, there were no cash flows from investing activities and $17,150 of cash flows from financing activities, resulting from advances from a current stockholder.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from our new operations, pay debt obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from new operations and raising additional funds from private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.

Critical Accounting Policies and Estimates

The policies discussed below are considered by our management to be critical to an understanding of our financial statements because their application places the most significant demands on our management’s judgment, with financial reporting results relying on our estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described below. For these policies, our management cautions that future events rarely develop as forecasted, and that best estimates may routinely require adjustment.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Basis of Presentation.  The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Fair Value Instruments.  The Company’s balance sheets include the following financial instruments: cash, assets and liabilities of discontinued operations, and notes payable to shareholder.  The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.  The carrying value of the loan from stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

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

With respect to the period ending September 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)           Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2011 Annual Report filed on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending September 30, 2012, the Company did not issue any unregistered shares of its common stock.

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

RJS DEVELOPMENT, INC.

Date: February 8, 2013	By:	/s/ Guofeng Feng
GUOFENG FENG
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)