Form 10-K
period 2012-12-31
RJS Development, Inc.
filed 2013-05-15
CIK 1373149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act f 1934

For the transition period from                                                      to

Commission File Number: 000-54494

RJS DEVELOPMENT, INC.
(Exact Name of Registrant as specified in its Charter)

Florida	20-0075049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1701, The One Square, No. 18, Dongyu St. Chengdu 610051, Sichuan, People’s Republic of China	610051
(Address of Principal Executive Offices)	(Zip code)

+86 (28) 8661-0965
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☑  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑Yes ☐No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.   Not available.

The number of shares of outstanding common stock, par value $0.01 per share, of the registrant as of May 14, 2013 was 6,000,000.

FORM 10-K REPORT INDEX

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained in this Annual Report on Form 10-K of RJS Development, Inc., a Florida corporation (the “Company”) include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to the Company and our management and their interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events.  Such forward-looking statements include statements regarding, among other things:

•	our ability to produce, market and generate sales of our products;

•	our ability to develop, acquire and/or introduce new products;

•	our projected future sales, profitability and other financial metrics;

•	our future financing plans;

•	our plans for expansion of our facilities;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	our ability to expand our sales and marketing capability;

•	acquisitions of other companies or assets that we might undertake in the future;

•	our operations in the United States and abroad, and the domestic and foreign regulatory, economic and political conditions; and

•	competition existing today or that will likely arise in the future.

Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.  Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The specific discussions in this Annual Report about the Company include financial projections and future estimates and expectations about the Company’s business.  The projections, estimates and expectations are presented in this Annual Report only as a guide about future possibilities and do not represent actual amounts or assured events.  All the projections and estimates are based exclusively on the Company management’s own assessment of our business, the industry in which it works and the economy at large and other operational factors, including capital resources and liquidity, financial condition, fulfillment of contracts and opportunities.  The actual results may differ significantly from the projections.

Potential investors should not make an investment decision based solely on the Company’s projections, estimates or expectations.

Index

PART I

 As used in this Annual Report on Form 10-K (this “Annual Report”), the terms “RJS” or the “Company” and to “we”, “our”, and “us”, refer to RJS Development, Inc., a Florida corporation.

Item 1.	Business

Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” and “Risk Factors” set forth elsewhere in this Annual Report.

Overview

We are currently engaged in investigating prospective business opportunities with the intent to acquire or merge with one or more operating businesses. Management has broad discretion in its search for and negotiations with any potential business or business opportunity. In certain instances, a target company may desire to become a subsidiary or contribute assets rather than merge.  In the event of a successful acquisition or merger, the acquired entity will become subject to the same reporting requirements with the Securities and Exchange Commission (the “SEC”) as we are. Any acquired business must provide audited financial statements for at least the two most recent fiscal years or, in the event it has been in business for less than two years, from the period of inception. This could limit potential prospects because many private businesses either do not have audited financial statements, or are unable to produce audited statements without undo time and expense.

Company History

We were incorporated on May 27, 2003 under the laws of the State of Florida.  On August 23, 2006, Amended and Restated Articles of Incorporation were filed with the Florida Department of State changing the par value of our stock from no par value to a par value of $0.01 and the total authorized capital stock to 75,000,000 common shares.  Since inception, we have engaged in commercial real estate development.

On or about January 31, 2012, the Company received written consents in lieu of a meeting of stockholders from holders of 20,300,000 shares representing approximately 58% of the 35,000,000 shares of the total then issued and outstanding shares of voting stock of the Company (the “Majority Stockholders”) authorizing the Company’s Board of Directors, to effect a reverse split of the Company’s common stock, par value $0.01 per share, of 25:1 (pursuant to which the number of authorized shares of common stock will remain 75,000,000 following such reverse stock split) (the “Reverse Stock Split”), with any fractional shares post-split were rounded up to the next whole share.

On January 31, 2012, the Board of Directors of the Company approved a reverse split of the Company’s common stock of 25:1 (pursuant to which the number of authorized shares of common stock will remain 75,000,000 following such reverse stock split) (the “Reverse Stock Split”), with any fractional shares post-split were rounded up to the next whole share, subject to stockholder approval. On January 31, 2012, acting by written consent in lieu of a meeting, the holders of 20,300,000 shares representing approximately 58% of the 35,000,000 shares of the total then issued and outstanding shares of voting stock of the Company (the “Majority Stockholders”) approved the Reverse Stock Split in accordance with the Florida Business Corporation Act (“FBCA”).  On February 13, 2012, we provided our stockholders with an Information Statement pursuant to Section 14C of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulation 14C and Schedule 14C thereunder, and, in accordance therewith, the Reverse Stock Split became effective 20 calendar days after the mailing of such Information Statement (i.e., on March 5, 2012).  As of a result of the Reverse Stock Split, as of the effectiveness of the Reverse Stock Split, we were authorized to issue 75,000,000 shares of common stock, of which 1,400,000 shares were then issued and outstanding.

On April 23, 2012, we entered into a Stock Purchase Agreement (the “SPA”) with Yong Li, as agent and attorney-in-fact (the “Agent”) for the buyers identified therein (the “Buyers”) and Joe Tyszko, our former President, Secretary and Chairman of the Board of Directors.  The closing of the transactions contemplated by the SPA (collectively, the “2012 Sale”) occurred simultaneously with the parties’ entry into the SPA.  Pursuant to the SPA, Mr. Tyszko sold to the Agent, as agent and attorney-in-fact for the Buyers, and the Agent, as agent and attorney-in-fact for the Buyers, agreed to purchase, 5,951,544 shares of common stock, constituting approximately 99.2% of the issued and outstanding common stock, for an aggregate purchase price of $285,000.

We have office space at Room 1701, The One Square, No. 18, Dongyu St., Chengdu 610051, Sichuan, People’s Republic of China.  RJS currently only requires minimal office space.

Index

Business Activities

Prior to the 2012 Sale, the Company was in the business of providing development services in the real estate industry, and operated in the Tampa bay area on the West Coast of Florida.  Prior to the 2012 Sale, such business was distributed out to the Company’s then main shareholder.

Following the 2012 Sale, we have operated as a shell company and have been engaged in investigating prospective business opportunities with the intent to acquire or merge with one or more operating businesses. Management has broad discretion in its search for and negotiations with any potential business or business opportunity. In certain instances, a target company may desire to become a subsidiary or contribute assets rather than merge.  In the event of a successful acquisition or merger, the acquired entity will become subject to the same reporting requirements with the SEC as we are. Any acquired business must provide audited financial statements for at least the two most recent fiscal years or, in the event it has been in business for less than two years, from the period of inception. This could limit potential prospects because many private businesses either do not have audited financial statements, or are unable to produce audited statements without undo time and expense.

We have a limited operating history and make no representation, nor is any intended, that we will be able to successfully carry on future business activities. There can be no assurance that we will have the ability to acquire or merge with a business opportunity that will be of material value.

Management plans to investigate, research and, if justified, potentially acquire or merge with, one or more businesses or business opportunities. We presently have no commitment or arrangement, written or oral, to participate in any business opportunity and we cannot predict the nature of any potential business we may ultimately consider. Management has broad discretion in its search for and negotiations with any prospective business or business opportunity.

Sources of Business Opportunities

Management intends to use various resources in its search for potential business opportunities including, but not limited to, the Company’s officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of its lack of capital, the Company may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, it will most likely have to rely on outside sources, not otherwise associated with the Company that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding its search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

If the Company elects to engage an independent consultant, it will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity.  Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, the Company would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

The Company does not intend to limit its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming publicly held without the time and expense typically associated with an initial public offering.

Evaluation

Once the Company identifies a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management’s knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of its lack of capital, the Company may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

Index

In evaluating potential business opportunities, management will consider, to the extent relevant to the specific situation, several factors including:

•	Potential benefits to the Company and stockholders;
•	Working capital;
•	Financial requirements and availability of additional financing;
•	History of operations, if any;
•	Nature of present and expected competition;
•	Quality and experience of management;
•	Need for further research, development or exploration;
•	Potential for growth and expansion;
•	Potential for profits; and
•	Other factors deemed relevant to the specific opportunity

Because the Company has not yet located or identified any specific business opportunity, there are certain unidentified risks that cannot be adequately expressed prior to identifying a specific target. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to the Company may involve a new and untested technology, product, process or market strategy, which may not ultimately prove successful.

Form of Potential Acquisition or Merger

The Company cannot predict the manner in which it might participate in a particular prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific opportunity will depend upon the nature of its business, the respective needs and desires of the Company and the opportunity’s management, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or other form of consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, it presently does not intend to participate in an opportunity through the purchase of a minority stock position.

Because it has no assets and a limited operating history, in the event the Company successfully acquires or merges with an operating business, it is likely that current stockholders will experience substantial dilution. It is also probable that there will be a change in control of the Company. The owners of a business that the Company acquires or mergers with will most likely effectively control the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective target. Instead, management will attempt to negotiate the best possible agreement for the benefit of the stockholders.

Presently, management does not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if the Company engages any outside advisor or consultant in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available would be the private sale of securities. These possible private sales would most likely have to be to persons known by the officers and directors or to venture capitalists that would be willing to accept the risks associated with investing in a business with limited operations. Because the Company is a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable and/or acceptable terms. Although not presently anticipated, there is a possibility that the Company could sell securities to its management or affiliates to raise funds.

There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by the Company’s officers and/or directors to parties affiliated with or designated by the potential target. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow the Company’s Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other stockholders of the Company or that the stockholders would be given the opportunity to approve such a transaction.

Index

In the event of a successful acquisition or merger, a finder’s fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder’s fee, although it is likely that any fee will be based upon negotiations by management, the business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder’s fee that might be paid. It is unlikely that a finder’s fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. However, if such a fee were paid to an affiliate, it would have to be in such a manner so as not to compromise the affiliate’s possible fiduciary duty to the Company or violate the doctrine of corporate opportunity.

The Company believes that it is highly unlikely that it will acquire or merge with a business in which the Company’s management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board and by the stockholders. Management does not anticipate an acquisition or merger with a related entity. Further, as of the date hereof, no officer, director, affiliate or associate has had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. It is anticipated that it will also be a method of taking a private company public known as a “back door” registration procedure under the Exchange Act.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

Our present intent is that we will not acquire or merge with any entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction and supply other information that is normally disclosed in filings with the SEC. We are subject to all of the reporting requirements included in the Exchange Act. These rules are intended to protect investors by deterring fraud and abuse in the securities markets through the use of shell companies. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the SEC upon consummation of a merger or acquisition, as well as the Company’s audited financial statements included in its annual report on Form 10-K. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we are required to include that information that is normally reported by a company in its original Form 10.

Accounting for a Business Combination

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards “SFAS” No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

Regulations

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

Index

Employees

As of April 15, 2013, we had one full-time employee: Guofeng Feng, our Chief Executive Officer.

Item 1A.	Risk Factors

Our business, as well as our common stock, are highly speculative in nature and involve a high degree of risk.  Our securities should be purchased only by persons who can afford to lose their entire investment.  You should carefully consider the risks and uncertainties described below together with all of the other information included herein, including the financial statements and related notes, before deciding to invest in our common stock. If any of the following risks actually occur, they could adversely affect our business, prospects, financial condition and results of operations.  In such event(s), the market price of our common stock could decline and you could lose part or all of your investment.  Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business before purchasing any of our common stock.

Risks Related To the Company

We have had no operating history since the 2012 Sale nor any revenues or earnings from operations and we are insolvent..

We have no assets or financial resources. We will in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

Our auditor’s going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

Our proposed plan of operation is speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

We face intense competition for business opportunities and combinations.

We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of, small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

We have no agreements for a business combination or other transaction and have established no standards for a business combination.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with, or acquisition of, a private or public entity.  There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited potential or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Index

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity.  While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion.  In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Our sole executive, who serves as our Chief Executive Officer and sole director, has a conflict of interest in that he is an employee of other companies which will prevent him from devoting full-time to our operations which may affect our operations..

Guofeng Feng, our Chief Executive Officer and sole director, has a conflict of interest in that he is an employee of other companies.  Mr. Feng’s other activities may prevent him from devoting full-time to our operations. This will slow our operations and may reduce our financial results because of the slow-down in operations.

The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions..

Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10.  The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

A merger, acquisition, or joint venture would most likely be exclusive, resulting in a lack of diversification.

Management anticipates that it may be able to participate in only one potential business venture because a business partner might require exclusivity.  This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another..

Our present management may not remain after we complete a business combination.

A business combination involving the issuance of our common stock may result in shareholders of a  private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of our common stock held by them, and/or resign as members of the Board of Directors. The resulting change in our control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

The company may issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Amended and Restated Articles of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholders approval and may result in substantial dilution the percentage of our common stock held by our then existing stockholders.  Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders.  Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of common or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

Index

As a shell company, we face substantial additional adverse business and legal consequences..

We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

On June 29, 2005, the SEC adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing must be made within four days of the acquisition. The Form 8-K filing may be reviewed by the SEC and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entity’s inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

The requirement of audited financial statements may disqualify business opportunities..

Our management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements..

“Penny Stock” regulations may adversely affect your ability to resell your stock in market transactions.

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act) in any market that may develop in the future.  Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

We do not anticipate paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We have never paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. You should not invest in us if you require dividend income. Any income from an investment in us would only come from a rise in the market price of our common stock, which is uncertain and unpredictable.

We have paid no cash dividends on our capital stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business and do not foresee payment of a dividend in any upcoming fiscal period. In addition, the terms of existing or any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting, reporting and other expenses that we did not incur as a private company, including costs related to compliance with the regulations of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, we may experience more difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of these requirements or the timing of such costs.

Index

As common shares become eligible for sale, their sales could depress the market price of our stock.

Sales of a significant number of shares of our common stock in the public market following any merger, acquisition or related transaction could harm the market price of our common stock.  Moreover, if additional shares of our common stock become available for resale in the public market pursuant to any registration of the sale of the shares, and otherwise, the supply of our common stock may be offered from time to time in the open market for the shares of common stock.

We do not presently have a Chief Financial Officer with U.S. public company experience.

We do not presently have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company.  No assurances can be given that we will be able to identify or afford the financial requirements of qualified candidates.  The position of Chief Financial Officer of a U.S. publicly-listed company is critical to the operations of such a company, and our failure to fill this position in a timely and effective manner will negatively impact our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located at Room 1701, The One Square, No. 18, Dongyu St., Chengdu 610051, Sichuan, People’s Republic of China.

Item 3.	Legal Proceedings

We have no material proceedings pending nor are we aware of any pending investigation or threatened litigation by any third party.

Item 4.	Mine Safety Disclosures

Not applicable.

Index

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no market for our stock.  If our stock goes to market, it is expected to trade as “penny stock”.

Penny Stock Considerations

Our shares are "penny stocks", as that term is generally defined in the Exchange Act to mean equity securities with a price of less than $5.00. Thus, our shares will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

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

In addition, under the penny stock regulations, the broker-dealer is required to:

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

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

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market, and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities..

Rule 144

All of our outstanding common shares were issued in private transactions and not registered with the SEC and, when issued, were deemed restricted securities. Rule 144 promulgated under the Securities Act of 1933, as amended, is the common means for stockholders to resell restricted securities and for affiliates to sell their securities, either restricted on non-restricted (control) shares.

Under Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

•	the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or
•	1% of the shares then outstanding.

Sales by affiliates under Rule 144 are also subject to certain requirements as to the manner of sale, filing appropriate notice and the availability of current public information about the issuer.

A non-affiliate stockholder of a reporting company who has held their shares for more than six months, may make unlimited resales under Rule 144, provided only that the issuer has available current public information about itself. After a one-year holding period, a non-affiliate may make unlimited sales with no other requirements or limitations.

Index

An important exception to the above described availability of the amended Rule 144 is that Rule 144 is not available for either a reporting or non-reporting shell company, unless the company:

•	has ceased to be a shell company;
•	is subject to the Exchange Act reporting obligations;
•	has filed all required Exchange Act reports during the preceding twelve months; and
•	at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

Following a successful acquisition of an operating business, we intend to file with the SEC a report that will include comprehensive information that reflects that we are no longer a shell company.

We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, if a market for our shares develops, but such sales may have a substantial depressing effect on such market price.

Holders

As of May 14, 2013, we had approximately 76 shareholders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock.  We anticipate that any earnings, in the foreseeable future, will be retained for development and expansion of our business and we do not anticipate paying any further cash dividends in the near future.  Our Board of Directors has sole discretion to pay cash dividends with respect to our common stock based on our financial condition, results of operations, capital requirements, contractual obligations, and other relevant factors.

Recent Sales of Unregistered Securities and Use of Proceeds

There were no sales of securities by the Company during the period covered by this Annual Report that have not previously been reported.

Purchases of Equity Securities by the Issuer

There were no purchases of equity securities by the Company during the year ended December 31, 2012.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to us that may cause our results to vary, or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors.” See “Cautionary Note Regarding Forward-Looking Statements.” The following discussion should also be read in conjunction with our audited and unaudited consolidated financial statements, including the notes thereto, and unaudited pro forma combined financial statements appearing elsewhere in this Annual Report.

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

Index

Over the past four years we have not been involved in any new development activity. We have concentrated on renting and managing existing commercial locations on a contractual basis for the owners. Our contracts are centered in the Tampa Bay area and are generally on a month-to-month basis.

As of March 31, 2012, the leasing business was distributed out to our former main stockholder.  The assets, liabilities and results of operations of the leasing business are presented as discontinued operations.

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

Results of Operations – Continuing Operations

Operating expenses were $69,960 and $21,169 for the years ended December 31, 2012 and 2011, respectively. The increase was due to legal fees for the reverse stock split, post-effective amendment and the sale of the shares of the President and CEO, Joe Tyszko and stock based compensation in the amount of $20,000.

Liquidity & Capital Resources

At December 31, 2012, the operations of the Company had been discontinued.  All assets and liabilities of the leasing business were distributed out to the former main stockholder.  The Company had cash of $0, working capital deficit of $31,042, an accumulated deficit of $51,392 and stockholder deficit of $31,042.

For the years ended December 31, 2012, net cash used by operating activities was $31,042.  During the years ended December 31, 2012, there were no cash flows from investing activities and $31,042 of cash flows from financing activities, resulting from advances from a current stockholder.

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

Index

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data of RJS Development, Inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In connection with a merger of Peter Messineo, CPA, of Palm Harbor, Florida (“PM”), our former independent registered public accounting firm, with Drake and Klein CPAs PA, the resulting combined firm of Drake Klein Messineo, CPAs PA of Clearwater, Florida (“DKM”) became our independent registered public accounting firm.  On February 5, 2013, we filed a Current Report on Form 8-K with the SEC disclosing the change in our independent registered public accounting firm.  Required disclosures n such Current Report on Form 8-K relating to our dismissal of PM as required under Item 4.01, including a letter from DKM, as the successor to PM, to the SEC relating to such dismissal, is incorporated herein by reference.  The decision to appoint DKM was recommended, and subsequently approved, by our board of directors.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 We carried out an evaluation, under the supervision and with the participation of our sole executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and principal financial officer (one person) concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our former management, including our former principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Index

Our former management, including our sole executive officer, does not expect that our disclosure controls and procedures or our internal controls on financial reporting are sufficiently designed to prevent the possible occurring of intentional or unintentional errors in our financial statements. Our sole executive officer attributed our material weakness to the fact that we had one employee and no operations. Any control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, our management performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, our management believed that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, management is attempting to correct this weakness by merging with a suitable candidate.

As of December 31, 2012, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the twelve months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Index

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance of the Registrant

Management

The following table sets forth the name, age, and position of our directors and officers as of the date of this prospectus.  The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our sole director and executive officer is as follows:

Name	Age	Position
Guofeng Feng	40	Chief Executive Officer and Director

Guofeng Feng.  Mr. Feng has served as the Chief Executive Officer of the Company since April 23, 2012, and as a director of the Company since May 3, 2012.  Mr. Feng has been the Vice Manager of Shanghai Andu Investment Group, an investment company based in Shanghai, China, since 2006.  In his career, Mr. Feng has held other high-level marketing, development and management positions at various Chinese companies.  Mr. Feng received a Masters degree in from the University of Dortmund (Germany) and his Bachelors degree from Shanghai Jiao Tong University (China).  The Company believes that Mr. Feng brings to the board of directors his substantial experience in business development and management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than ten percent (10%) of our common stock (collectively, “Reporting Persons”) to file reports with the SEC of beneficial ownership and reports of changes in beneficial ownership of our common stock on Forms 3, 4 and 5. Reporting Persons are required by applicable SEC rules to furnish us with copies of all such forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. To our knowledge, based solely on our review of the copies of the Forms 3, 4 and 5 received by us during the fiscal year ended December 31, 2012 and written representations that no other reports were required, we believe that all reports required to be filed by such persons with respect to the Company’s fiscal year ended December 31, 2012 were timely filed.

Code of Ethics

We have adopted a code of ethics as of September 2007 that applies to our principal executive officer, principal financial officer and principal accounting officer as well as our employees.  Our standards are in writing and will be posted on our website once our site is operational.  Our complete Code of Ethics has been attached to this registration statement as an exhibit.  Our annual report filed with the SEC will set forth the manner in which a copy of our code may be requested at no charge.  The following is a summation of the key points of the Code of Ethics we adopted:

•	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•
Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the SEC and in other public communications made by our Company;

•	Full compliance with applicable government laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

Committees of the Board of Directors

Our board of directors performs the functions of the audit committee. We do not have a qualified financial expert at this time because we have not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert. We intend to continue to search for a qualified individual for hire.

Due to our small size and limited operations to date, we do not presently have a nominating committee or other committee performing similar functions. We have not adopted any procedures by which security holders may recommend nominees to our board, and we do not have a diversity policy.

Index

Compensation of Directors

We have not established a policy to provide compensation to our directors for their services in such capacity. Our board will consider developing such a policy in the future.

Item 11.	Executive Compensation

The following table sets forth all cash compensation paid by the Company for the fiscal years 2011 and 2012.  The table below sets forth the positions and compensation for each officer and director of the Company.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guofeng Feng, Chief Executive Officer and Director (2)	2012	--	--	--	--	--	--	--	--
	2011	--	--	--	--	--	--	--	--
Joe Tyszko, former President, Secretary and Chairman of the Board (3)	2012	--	--	$20,000	--	--	--	--	$20,000
	2011	--	--	--	--	--	--	--	--
Valerie Tyszko, former Treasurer and Director (3)	2012	--	--	--	--	--	--	--	--
	2011	--	--	--	--	--	--	--	--
	2011	--	--	--	--	--	--	--	--

(1)           Amounts reflect the aggregate grant date fair value of stock awards computed in accordance with FASB ASC 718 and are not necessarily an indication of which named executive officers received the most gains from previously granted equity awards.

(2)           Mr. Feng was appointed as our Chief Executive Officer effective as of April 23, 2012 and elected as our sole director effective as of May 3, 2012.

(3)           Prior to April 23, 2012, Joe Tyszko served as the President and Secretary of the Company and Valerie Tyszko served as the Treasurer and as a director of the Company.  Prior to May 3, 2012, Mr. Tyszko also served as the Chairman of the Board of Directors of the Company.

Employment Agreements

We do not have any employment agreements.

Compensation Committee

Due to our small size and limited operations to date, we do not presently have a compensation committee or other committee performing similar functions. We have not adopted any processes and procedures for the consideration and determination of executive and director compensation.by which security holders may recommend nominees to our board, and we do not have a diversity policy.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee or a committee performing similar functions. All compensation matters are determined by our board of directors. We plan to have a compensation committee when we elect additional independent persons to our board of directors.

Index

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date hereof, by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, (iii) all of our executive officers and directors as a group, and (iv) the selling stockholders.  Unless otherwise indicated, the address of each of the persons listed below is Room 1701, The One Square, No. 18, Dongyu St., Chengdu 610051, Sichuan, People’s Republic of China.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares (1)		Percent (2)

Guofeng Feng, Chief Executive Officer and Director	360,000	(3)	6.0%
All directors and executive officers as a group	360,000		6.0%

Ho Yin Donal Tung (4)	630,000		10.5%
Jinhua Zhou (5)	570,000		9.5%
Anke Feng (6)	360,000		6.0%

* Less than 1%, unless otherwise specified.

(1)
Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  Subject to applicable community property laws, we believe that all persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

(2)	Percentages are based on 6,000,000 shares of common stock issued and outstanding as of May 14, 2013.

(3)
Includes 360,000 shares of common stock held by Anke Feng, Mr. Feng’s wife. Mr. Feng disclaims beneficial ownership of such shares.  Mr. Feng is the Chief Executive Officer and sole director of the Company.  See footnote (6) below.

(4)	As reported on the beneficial owner's Schedule 13D, filed with the SEC on April 27, 2012.

(5)	As reported on the beneficial owner's Schedule 13D, filed with the SEC on April 26, 2012.

(6)	As reported on the beneficial owner's Schedule 13D, filed with the SEC on April 27, 2012.

Item 13.	Certain Relationships and Related Transactions

Related Transactions

On March 20, 2012 the Board of Directors approved the issuance to Joe Tyszko, our former President, Secretary and Chairman of the Board of Directors, of 4,600,000 shares (valued at $20,000) for services which increased the shares then outstanding to 6,000,000 as of the March 31, 2012.

In March 2012, as a condition to the consummation of the 2012 Sale, management decided to discontinue the leasing operations and distribute all leasing assets, liabilities and operations to Mr. Tyszko, our former President, Secretary and Chairman of the Board of Directors and, at the time, the holder of, 5,951,544 shares of common stock, or 99.2% of our then issued and outstanding common stock.  The distribution was effective as of March 31, 2012.

Index

On April 23, 2012, we entered into the SPA with Yong Li, as the Agent for the Buyers and Mr. Tyszko, our former President, Secretary and Chairman of the Board of Directors.  The 2012 Sale occurred simultaneously with the parties’ entry into the SPA.  Pursuant to the SPA, Mr. Tyszko sold to the Agent, as agent and attorney-in-fact for the Buyers, and the Agent, as agent and attorney-in-fact for the Buyers, agreed to purchase, 5,951,544 shares of common stock, constituting approximately 99.2% of the issued and outstanding common stock, for an aggregate purchase price of $285,000.  One of the Buyers in the 2012 Sale was Anke Feng, the wife of Mr. Feng, our current Chief Executive Officer and sole director.  In the 2012 Sale, Ms. Feng purchased 360,000 shares of our common stock from Mr. Tyszko.  The portion of the $285,000 aggregate purchase price applicable to Ms. Feng’s purchase of the 360,000 shares was approximately $17,239.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. We consider directors to be independent if he or she is not also an executive officer or employee of the Company.  We do not presently have any independent directors under our existing policy.  Our sole director is our Chief Executive Officer, Guofeng Feng.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Fees for audit services billed in fiscal 2012 and 2011 were $6,800 and $3,550, respectively and consist of the annual audit of the Company's consolidated financial statements and interim reviews of the quarterly consolidated financial statements.

Audit-Related Fees

 There were no fees for audit related services by the Company's independent registered accountants for the years ended December 31, 2012 and 2011, that are not reported under the caption “Audit Fees” above.

Tax Fees

 There were no fees for professional services rendered by the Company's independent registered accountants for tax compliance, tax advice, and tax planning for the years ended December 31, 2012 and 2011, that are not reported under the caption “Audit Fees” above.

All Other Fees

 There were no other fees for professional services rendered by the Company's independent registered accountants for the years ended December 31, 2012 and 2011, that are not reported under the caption “Audit Fees” above.

Policy on Audit Committee Pre-Approval

Our board of directors, which performs the functions of an audit committee, has established policies and procedures regarding pre-approval of all services provided by the independent registered public accounting firm.  The board of directors preapproves all audit and non-audit services provided by the independent registered public accounting firm, other than de minimis non-audit services, and shall not engage the independent registered public accounting firm to perform the specific non-audit services proscribed by law or regulation.

Index

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	The financial statements at page F-1 are filed as a part of this Annual Report on Form 10-K.

(2)	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits: The exhibits to this report are listed in the exhibit index below.

(b)	Description of Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	Securities Purchase Agreement, dated April 23, 2012, by and among Yong Li, as agent and attorney-in-fact for the buyers identified therein, Joe Tyszko and RJS Development, Inc. (3)
14.1	Code of Ethics (4)
21.1	List of the Company’s Subsidiaries *
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.
**	To be furnished by amendment.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on June 16, 2008.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 16, 2008.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2012.
(4)	Incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 16, 2008.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2013	RJS DEVELOPMENT, INC.

	By:	/s/ Guofeng Feng
Name: Guofeng Feng
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Guofeng Feng	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	May 15, 2013
Guofeng Feng

Index

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	Securities Purchase Agreement, dated April 23, 2012, by and among Yong Li, as agent and attorney-in-fact for the buyers identified therein, Joe Tyszko and RJS Development, Inc. (3)
14.1	Code of Ethics (4)
21.1	List of the Company’s Subsidiaries *
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.
**	To be furnished by amendment.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on June 16, 2008.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 16, 2008.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2012.
(4)	Incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 16, 2008.

Index

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RJS Development, Inc.

We have audited the accompanying balance sheet of RJS development, Inc. as of December 31, 2012, and the related statement of operations, stockholders’ deficit, and cash flows for the year then.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of and for the year ended December 31, 2012 were audited by another auditor who expressed an unqualified opinion on May 13, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RJS Development, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
May 13, 2013

Index

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

Board of Directors
RJS Development, Inc.
St. Petersburg, Florida

I have audited the accompanying balance sheets of RJS Development, Inc. as of December 31, 2011  and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, based on my audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011  and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Peter Messineo
Peter Messineo, CPA
Palm Harbor, Florida
March 5, 2012

Index

RJS Development, Inc.
Balance Sheets

	December 31,	December 31,
	2012	2011
Assets
Current assets
Cash	$-	$-
Assets of discontinued operations	-	26,416
Total current assets	-	26,416

Property & equipment of discontinued operations,
net of accumulated depreciation of $8,474
and $8,290, respectively	-	184

Total Assets	$-	$26,600

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Due to shareholder	$31,042	$-
Liabilities of discontinued operations	-	13,817
Total current liabilities	31,042	13,817
Total liabilities	31,042	13,817

Stockholders' Equity (Deficit)
Common Stock, $.01 par value, 75,000,000 shares
authorized; 6,000,000 and 1,400,000 shares
issued and outstanding, respectively	60,000	14,000
Additional paid-in capital	(39,650)	(13,650)
Accumulated Deficit	(51,392)	12,433
Total stockholders' equity (deficit)	(31,042)	12,783

Total Liabilities and Stockholders' Equity	$-	$26,600

The accompanying notes are an integral part of these financial statements.

Index

RJS Development, Inc.
Statements of Operations

	For the Year Ended
	December 31,
	2012	2011

Revenue	$-	$-
Operating expenses:
General & administration expenses	$24,745	$8,437
Professional fees	45,215	12,732
Total operating expenses	69,960	21,169

Operating Income	(69,960)	(21,169)

Other (income) expenses:
Loss (income) from discontinued operations	4,248	(52,855)
Gain on disposal of discontinued operations	(10,383)	-

Net income (loss)	$(63,825)	$31,686

Earnings (loss) per share,
basic and dilutive	$(0.01)	$0.02

Weighted average shares outstanding
basic and dilutive	5,004,384	1,400,000

The accompanying notes are an integral part of these financial statements.

Index

RJS Development, Inc.
Statement of Stockholders' Deficit

			Additional		Stock-
	Common		Paid in	Accumulated	Holders'
	shares	$.01 par	Capital	Deficit	Deficit

Balance at December 31, 2010	1,400,000	14,000	(13,650)	(19,253)	(18,903)

Net income (audited)				31,686	31,686

Balance at December 31, 2011	1,400,000	14,000	(13,650)	12,433	12,783

Issuance of common stocks	4,600,000	46,000	(26,000)		20,000
Net income (loss) (audited)				(63,825)	(63,825)

Balance at December 31, 2012	6,000,000	60,000	(39,650)	(51,392)	(31,042)

The accompanying notes are an integral part of these financial statements.

Index

RJS Development, Inc.
Statement of Cash Flows

	For the Year Ended
	December 31,
	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(63,825)	$31,686
Adjustment to reconcile Net Income to net
cash provided by operations:
Stock based compensation	20,000	-
Gain on disposal of discontinued operations	(10,383)	-
Net Cash (Used) Provided by Continuing Operations	(54,208)	31,686
Net Cash Flow from Discontinued Operations	23,166	(24,175)
Net Cash Flows from Operating Activity	(31,042)	7,511

Cash Flows from Financing Activities:
Stockholder advances, net	31,042	(7,724)
Net Cash (Used) Provided by Operating Activities	31,042	(7,724)

Net increase (decrease) in cash	-	(213)
Cash at beginning of period	-	213
Cash at end of period	$-	$-

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Index

RJS Development, Inc.
Notes to Financial Statements
December 31, 2012

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the years ended December 31, 2012 and 2011; (b) the financial position at December 31, 2012 and 2011, and (c) cash flows for the year ended December 31, 2012 and 2011, has been made.

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

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, there were no cash equivalents.

Index

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

The Company incurred a net loss of $63,825 for the year ended December 31, 2012.  As of December 31, 2012 the Company had no cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company depends upon stockholder support and capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's new business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 – RELATED PARTY

Due to shareholder
A certain owner has advanced, and anticipates it to be necessary to advance, cash to the Company, based on cash requirements.  The amounts due to such stockholder were $31,042 and $0 as of December 31, 2012 and 2011, respectively.  These cash advances are considered temporary in nature.  There are no repayment terms and currently are not interest bearing.  The loan to the former controlling stockholder was distributed to such stockholder as of March 31, 2012 as part of the distribution of the leasing operations.

Certain stockholders have pledged their support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties.

Rent Expense
The Company reports rent expense based on the square footage of the facilities that it uses for operations in the president’s home.  The rental agreement is on a month-to-month basis at $450 per month.  The use of the facility is expected to be temporary in nature and lease terms are month to month.  The Company recognized rent expense of $1,350 and $5,400 for the year ended 2012 and 2011, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 5 – CAPITAL STOCK AND REVERSE STOCK SPLIT

Common stock consists of 75,000,000 shares authorized at a par value of $0.01.

Index

On February 2, 2012, the Company filed with the SEC (“Securities and Exchange Commission”) a request for a 1:25 reverse stock split.  The stock split was approved by the SEC and FINRA (“Financial Industry Regulatory Authority, Inc.”) on March 16, 2012.  The reverse stock split decreased the 35,000,000 shares outstanding to 1,400,000.

On March 20, 2012 the Board of Directors approved to issue Joe Tyszko 4,600,000 shares (valued at $20,000) for services which increased the shares outstanding to 6,000,000 as of December 31, 2012

On March 23, 2012, the Company filed a Post Effective Amendment with the SEC to register 735,000 (post reverse split) shares.  The SEC approved the Post Effective Amendment on March 27, 2012.

NOTE 6 – INCOME TAXES

Provision (Benefit) for Income Taxes

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	2012	2011
Expected statutory rate	34.0%	34.0%
State Income tax rate, net of federal benefit	3.6%	3.6%
Permanent Differences	0.0%	0.0%
Temporary Differences	0.0%	0.0%
Valuation Allowance	(37.6)	(37.6)
	0.0%	0.0%

Deferred Income Taxes

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

The Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes.  In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates recent organizational changes, its forecasts and projections.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Deferred Tax Assets
Net Operating Loss Carry Forwards	$21,000	$-
Less valuation allowance	(21,000)	-

Net Deferred Tax Asset (Liabilities)	$-	$-

Under the Internal Revenue Code of 1986, as amended, net operating losses can be carried forward twenty years.   As of December 31, 2012 the Company has a net operating loss carry forwards of $63,825  which will start expiring in 2032.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2009 through 2011. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2009 through 2011.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2012 and 2011.

Index

NOTE 7 – CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - DISCONTINUED OPERATIONS

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

During the years ended December 31, 2012 and 2011, the discontinued operations experienced losses of $4,248 and earnings of $52,855, respectively.  For the years ended December 31, 2012 and 2011, the Company recognized gains on the disposal of the leasing business in the amount of $10,383 and $0, respectively.  Details on the discontinued operations during the years ended December 31, 2012 and 2011 are shown below:

Index

	Year Ended
	2012	2011

Revenues	$1,115	$104,047

Operating expenses:
General & administration	1,063	3,471
Selling expenses	2,329	31,537
Professional fees	437	3,008
Rents	1,350	5,400
Depreciation	184	735
Total operating expenses	5,363	44,151

Operating income	(4,248)	59,896
Provision for income taxes	-	(7,041)
Income (loss) from discontinued operations	$(4,248)	$52,855

	December 31, 2012	December 31, 2011
Assets
Current assets
Cash	$7,002	$1,455
Accounts receivable	15,264	24,961
Total current assets	22,266	26,416

Property & equipment, net of accumulated
depreciation of $8,474 and $8,290, respectively	-	184

Total Assets	$22,266	$26,600

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$12,501	$13,817
Notes payable to Stockholder	13,107	--
Income tax payable	7,041	--
Total current liabilities	32,649	13,817
Total liabilities	$32,649	$13,817

Gain on disposal of discontinued operations	$10,383