Form 10-K/A
period 2012-12-31
RJS Development, Inc.
filed 2013-05-17
CIK 1373149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to RJS Development, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on May 15, 2013 (the “Form 10-K”) is to furnish Exhibit 101, which contains the eXtensible Business Reporting Language (XBRL) Interactive Data Files for the financial statements and notes included in Part II, Item 8 of the Form 10-K.

No other changes have been made to the Form 10-K other than the furnishing of Exhibit 101 described above. This Amendment No. 1 speaks as of the original filing date of the Form 10-K, and does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify, restate or update in any way disclosures made in the Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b)           Description of Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	Securities Purchase Agreement, dated April 23, 2012, by and among Yong Li, as agent and attorney-in-fact for the buyers identified therein, Joe Tyszko and RJS Development, Inc. (3)
14.1	Code of Ethics (4)
21.1	List of the Company’s Subsidiaries *
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Taxonomy Extension Presentation Linkbase Document **

*	Previously filed with RJS Development, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on May 15, 2013.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

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

Date: May 17, 2013	RJS DEVELOPMENT, INC.

	By:	/s/ Guofeng Feng
Name: Guofeng Feng
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Guofeng Feng	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	May 17, 2013
Guofeng Feng

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	Securities Purchase Agreement, dated April 23, 2012, by and among Yong Li, as agent and attorney-in-fact for the buyers identified therein, Joe Tyszko and RJS Development, Inc. (3)
14.1	Code of Ethics (4)
21.1	List of the Company’s Subsidiaries *
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Taxonomy Extension Presentation Linkbase Document **

*	Previously filed with RJS Development, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on May 15, 2013.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

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