Form 10-Q
period 2013-03-31
RJS Development, Inc.
filed 2013-05-20
CIK 1373149

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of May 20, 2013 was 6,000,000.

Part I. Financial Information
Item 1. Financial Statements.

RJS Development, Inc.
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$-	$-
Assets of discontinued operations	-	-
Total current assets	-	-

Property & equipment of discontinued operations, net	-	-

Total Assets	-	-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Account payables	1,200	-
Due to shareholder	56,822	31,042
Total current liabilities	58,022	31,042

Total liabilities	58,022	31,042

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock,$.01 par value, 75,000,000 shares authorized; 6,000,000 and 6,000,000 shares issued and outstanding, respectively	60,000	60,000
Additional paid-in capital	(39,650)	(39,650)
Accumulated Deficit	(78,372)	(51,392)
Total stockholders' equity (deficit)	(58,022)	(31,042)

Total liabilities and stockholders’ equity (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Operating expenses:
General & administration	$-	$19,945
Professional fees	26,980	18,973
Total operating expenses	26,980	38,918

Operating Income	(26,980)	(38,918)

Other expenses:
Loss(income) from discontinued operations	-	4,248
Gain on disposal of discontinued operations	-	(10,383)

Net Income (loss)	$(26,980)	$(32,783)

Earnings (loss) per share, primary and dilutive	$(0.00)	$(0.02)

Weighted average shares outstanding primary and dilutive	6,000,000	1,538,630

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(26,980)	$(32,783)
Adjustment to reconcile net loss to net cash provided by operations:
Stock based compensation	-	20,000
Gain on distribution of discontinued operations	-	(10,383)
Account payables	1,200	-
Net Cash (Used) Provided by Continuing Operations	(25,780)	(23,166)

Net Cash Flow from Discontinued Operations	-	21,711
Net Cash Flow from Operating Activity	(25,780)	(1,455)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder advances, net	25,780	-
Net Cash (Used) Provided by Financing Activity	25,780	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(1,455)

CASH AT THE BEGINNING PERIOD	-	1,455

CASH AT THE END OF THE PERIOD	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
Notes to Financial Statements
March 31, 2013
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

Basis for Presentation
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on May 15, 2013.

As of March 2013, the leasing business was distributed to the former main stockholder. The assets, liabilities and results of operations of the leasing business are presented as discontinued operations. Subsequent to March 2013, the Company experienced a change in control when a majority of the stock was sold to an unrelated third party.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2013 and 2012; (b) the financial position at March 31, 2013 and December 31, 2012, and (c) cash flows for the three months ended March 31, 2013 and 2012, have been made.

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

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2013 and December 31, 2012, there were no cash equivalents.

Earnings Per Share
The Company follows ASC Codification Topic 260. Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution issues are not applicable.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported in 2013. We believe that there are no new or impending standards that may have an impact on our future filings. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss of $26,980 for the three months ended March 31, 2013.  As of March 31, 2013, the Company had no cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon stockholder support and capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's new business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 – RELATED PARTY

Due to shareholder
A certain owner has advanced, and anticipates it to be necessary to advance, cash to the Company, based on cash requirements. The amounts due to such stockholder were $56,822 and $31,042 as of March 31, 2013 and December 31, 2012, respectively. These cash advances are considered temporary in nature. There are no repayment terms and currently are not interest bearing. The loan to the former controlling stockholder was distributed to such stockholder as of March 31, 2013 as part of the distribution of the leasing operations.

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

On March 20, 2012 the Board of Directors approved to issue Joe Tyszko 4,600,000 shares (valued at $20,000) for services which increased the shares outstanding to 6,000,000 as of the September 30, 2012.

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

During the three months ended March 31, 2013 and 2012, the discontinued operations experienced losses of $0 and losses of $4,248, respectively.  For the three months ended March 31, 2013 and 2012, the Company recognized gains on the disposal of the leasing business in the amount of $0 and $10,383, respectively.  Details on the discontinued operations during the three months ended March 31, 2013 and 2012, are shown below:

	Three Months Ended March 31
	2013	2012

Revenues	$-	$1,115

Operating expenses:
General & administration	-	1,063
Selling expenses	-	2,329
Professional fees	-	437
Rents	-	1,350
Depreciation	-	184
Total operating expenses	-	5,363

Operating income	-	(4,248)
Provision for income taxes	-	-
Income (loss) from discontinued operations	$-	$(4,248)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash	$-	$7,002
Accounts receivable	-	15,264
Total current assets	-	22,266

Property & equipment, net	-	-

Total Assets	$-	$22,266

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$-	$12,501
Notes payable to Stockholder	-	13,107
Income tax payable	-	7,041
Total current liabilities	-	32,649
Total liabilities	$-	$32,649

Gain on disposal of discontinued operations	$-	10,383

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of RJS Development, Inc. for the period ended March 31, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to March 31, 2013, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

As of March 31, 2013, the leasing business was distributed out to the former main stockholder. The assets, liabilities and results of operations of the leasing business are presented as discontinued operations.

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

Results of Operations – Continuing Operations
Operating expenses were $26,980 and $38,918 for the three months ended March 31, 2013 and 2012, respectively. The decrease was due to general and administration expenses decrease.

Liquidity & Capital Resources
At March 31, 2013, the operations of the Company had been discontinued. All asset and liabilities of the leasing business were distributed out to the former main stockholder. The Company had cash of $0, working capital deficit of $58,022, an accumulated deficit of $78,372 and stockholder deficit of $58,022.

For the three months ended March 31, 2013, net cash used by operating activities was $26,980. During the three months ended March 31, 2013, there were no cash flows from investing activities and $26,980 of cash flows from financing activities, resulting from advances from a current stockholder.

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

With respect to the period ending March 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2012 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2013, the Company did not issue any unregistered shares of its common stock.

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

RJS DEVELOPMENT, INC.

Date: May 20, 2013	By:	/s/ Guofeng Feng
GUOFENG FENG
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)