Form 10-Q
period 2013-06-30
RJS Development, Inc.
filed 2013-07-22
CIK 1373149

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐.

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of July 21, 2013 was 6,000,000.

Part I. Financial Information
Item 1. Financial Statements.

RJS Development, Inc.
BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$-	$-
Prepaid	300	-
Total current assets	300	-

Property & equipment of discontinued operations, net	-	-

Total Assets	300	-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Due to shareholder	$90,844	$31,042
Account payables	1,200	-
Liabilities of discontinued operations	-	-
Total current liabilities	92,044	31,042

Total liabilities	92,044	31,042

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock,$.01 par value, 75,000,000 shares authorized; 6,000,000 and 6,000,000 shares issued and outstanding, respectively	60,000	60,000
Additional paid-in capital	(39,650)	(39,650)
Accumulated Deficit	(112,094)	(51,392)
Total stockholders' equity (deficit)	(91,744)	(31,042)

Total liabilities and stockholders’ equity (deficit)	$300	$-

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Operating expenses:
General & administration	$-	$625	$-	$20,570
Professional fees	33,722	5,850	60,702	24,823
Total operating expenses	33,722	6,475	60,702	45,393

Operating Income	(33,722)	(6,475)	(60,702)	(45,393)

Other expenses:
Loss(income) from discontinued operations	-	-	-	4,248
Gain on disposal of discontinued operations	-	-	-	(10,383)

Net Income (loss)	$(33,722)	$(6,475)	$(60,702)	$(39,258)

Earnings (loss) per share, primary and dilutive	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding primary and dilutive	6,000,000	2,685,479	6,000,000	2,685,479

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
STATEMENTS OF CASH FLOW
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(60,702)	$(39,258)
Adjustment to reconcile net loss to net cash provided by operations:
Prepaid	(300)	-
Stock based compensation	-	20,000
Gain on distribution of discontinued operations	-	(10,383)
Account payables	1,200	-
Net Cash (Used) Provided by Continuing Operations	(59,802)	(29,641)

Net Cash Flow from Discontinued Operations	-	21,711
Net Cash Flow from Operating Activity	(59,802)	(7,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder advances, net	59,802	6,475
Net Cash ( Used) Provided by Financing Activity	59,802	6,475

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(1,455)

CASH AT THE BEGINNING PERIOD	-	1,455

CASH AT THE END OF THE PERIOD	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RJS Development, Inc.
Notes to Financial Statements
June 30, 2013
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

As of March 2012, the leasing business was distributed to the former main stockholder. The assets, liabilities and results of operations of the leasing business are presented as discontinued operations. On April 23, 2012, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Yong Li, as agent and attorney-in-fact (the “Agent”) for the buyers identified therein (the “Buyers”) and Joe Tyszko (the “Seller”), the former President, Secretary, Treasurer and Chairman of the Board of Directors of the Company.  The closing of the transactions (the “Closing”) contemplated by the Agreement occurred simultaneously with the parties’ entry into the Agreement. Prior to the Closing, the Seller owned 5,951,544, or approximately 99.2%, of the issued and outstanding shares of Common Stock and served as the President, Secretary and Chairman of the Board of Directors of the Company.  In connection with the Closing, the Seller resigned from the executive officer positions he held with the Company, effective as of the Closing.  The Seller also resigned as a director of the Company, effective as of 10 days after mailing to the stockholders of the Company an information statement on Schedule 14f-1 pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder (the “Schedule 14f-1”) relating to the appointment of Guofeng Feng to the Board of Directors of the Company.  In addition, Valerie Tyszko, who served as the Treasurer and as a director of the Company, resigned from such positions effective as of the Closing.

Upon the Closing, the Buyers collectively owned 99.2% of the issued and outstanding Common Stock.  In addition, as of the Closing, Guofeng Feng was appointed as the Chief Executive Officer of the Company and, effective as of 10 days after the mailing the Schedule 14f-1 to the stockholders of the Company, elected as the sole director of the Company.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six months ended June 30, 2013 and 2012; (b) the financial position at June 30, 2013 and December 31, 2012, and (c) cash flows for the six months ended June 30, 2013 and 2012, have been made.

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

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2013 and December 31, 2012, there were no cash equivalents.

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

The Company incurred a net loss of $33,722 and $60,702 for the three and six months ended June 30, 2013, respectively.  As of June 30, 2013, the Company had no cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon stockholder support and capital to be from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's new business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 – RELATED PARTY

Due to shareholder
A certain owner has advanced, and anticipates it to be necessary to advance, cash to the Company, based on cash requirements. The amounts due to such stockholder were $90,844 and $31,042 as of June 30, 2013 and December 31, 2012, respectively. These cash advances are considered temporary in nature. There are no repayment terms and currently are not interest bearing. The loan to the former controlling stockholder was distributed to such stockholder as of June 30, 2013 as part of the distribution of the leasing operations.

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

During the six months ended June 30, 2013 and 2012, the discontinued operations experienced losses of $0 and losses of $4,248, respectively.  For the six months ended June 30, 2013 and 2012, the Company recognized gains on the disposal of the leasing business in the amount of $0 and $10,383, respectively.  Details on the discontinued operations during the six months ended June 30, 2013 and 2012, are shown below:

	Six Months Ended June 30,
	2013	2012

Revenues	$-	$1,115

Operating expenses:
General & administration	-	1,063
Selling expenses	-	2,329
Professional fees	-	437
Rents	-	1,350
Depreciation	-	184
Total operating expenses	-	5,363

Operating income	-	(4,248)
Provision for income taxes	-	-
Income (loss) from discontinued operations	$-	$(4,248)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash	$-	$7,002
Accounts receivable	-	15,264
Total current assets	-	22,266

Property & equipment, net	-	-

Total Assets	$-	$22,266

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$-	$12,501
Notes payable to Stockholder	-	13,107
Income tax payable	-	7,041
Total current liabilities	-	32,649
Total liabilities	$-	$32,649

Gain on disposal of discontinued operations	$-	10,383

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of RJS Development, Inc. for the period ended June 30, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to June 30, 2013, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

As of June 30, 2013, the leasing business was distributed out to the former main stockholder. The assets, liabilities and results of operations of the leasing business are presented as discontinued operations.

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

Results of Operations – Continuing Operations
Operating expenses were $33,722 and $6,475, $60,702 and $45,393 for the three and six months ended June 30, 2013 and 2012, respectively. The increase was due to an increase in professional expenses.

Liquidity & Capital Resources
At June 30, 2013, the operations of the Company had been discontinued. All asset and liabilities of the leasing business were distributed out to the former main stockholder. The Company had cash of $0, working capital deficit of $91,744, an accumulated deficit of $112,094 and stockholder deficit of $91,744.

For the six months ended June 30, 2013, net cash used by operating activities was $59,802. During the six months ended June 30, 2013, there were no cash flows from investing activities and $59,802 of cash flows from financing activities, resulting from advances from a current stockholder.

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

With respect to the period ending June 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2012 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ending June 30, 2013, the Company did not issue any unregistered shares of its common stock.

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

RJS DEVELOPMENT, INC.

Date: July 22, 2013	By:	/s/ Guofeng Feng
GUOFENG FENG
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)