Form 10-K
period 2013-12-31
RJS Development, Inc.
filed 2014-03-31
CIK 1373149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑  Yes    ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.   Not available.

The number of shares of outstanding common stock, par value $0.01 per share, of the registrant as of March 31, 2014 was 6,000,000.

FORM 10-K REPORT INDEX

i

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

Accounting for a Business Combination

The Accounting Standards Codification (ASC) of the Financial Accounting Standards Board requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.  Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The ASC requires the completion of an annual impairment test with any impairment recognized in current earnings. These provisions  may be applicable to any business combination that we may enter into in the future.

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

As of March 31, 2014, we had one full-time employee: Guofeng Feng, our Chief Executive Officer.

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

Risks Related To the Company

We have had no operating history since the 2012 Sale nor any revenues or earnings from operations and we are insolvent.

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

Our sole executive, who serves as our Chief Executive Officer and sole director, has a conflict of interest in that he is an employee of other companies which will prevent him from devoting full-time to our operations which may affect our operations.

Guofeng Feng, our Chief Executive Officer and sole director, has a conflict of interest in that he is an employee of other companies.  Mr. Feng’s other activities may prevent him from devoting full-time to our operations. This will slow our operations and may reduce our financial results because of the slow-down in operations.

The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

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

Management anticipates that it may be able to participate in only one potential business venture because a business partner might require exclusivity.  This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

Index

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

The requirement of audited financial statements may disqualify business opportunities.

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

Holders

As of March 31, 2014, we had approximately 76 shareholders of record of our common stock.

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

Purchases of Equity Securities by the Issuer

There were no purchases of equity securities by the Company during the year ended December 31, 2013.

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

Results of Operations – Continuing Operations

Operating expenses were $87,390 and $69,960 for the years ended December 31, 2013 and 2012, respectively. The increase was due to professional and legal fees, including review of our annual and quarterly filings with the SEC.

Liquidity & Capital Resources

At December 31, 2013, the operations of the Company had been discontinued.  All asset and liabilities of the leasing business were distributed out to the former main stockholder.  The Company had cash of $0, working capital deficit of $118,432, an accumulated deficit of $138,782 and stockholder deficit of $118,432.

For the year ended December 31, 2013, net cash used by operating activities was $87,390.  During the year ended December 31, 2013, there were no cash flows from investing activities and $87,390 of cash flows from financing activities, resulting from advances from a current stockholder.

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

Index

Fair Value Instruments.  The Company’s balance sheets include the following financial instruments: cash, assets and liabilities of discontinued operations, and notes payable to shareholder.  The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.  The carrying value of the loan from stockholder approximates fair value based on the short term and revolving nature of the advances.

Income Taxes.
The Company accounts for income taxes under the liability method.  This method provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  A valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.

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

In connection with a merger of Peter Messineo, CPA, of Palm Harbor, Florida (“PM”), our former independent registered public accounting firm, with Drake and Klein CPAs PA, the resulting combined firm of DKM Certified Public Accountants of Clearwater, Florida (“DKM”) became our independent registered public accounting firm.  On February 5, 2013, we filed a Current Report on Form 8-K with the SEC disclosing the change in our independent registered public accounting firm.  Required disclosures n such Current Report on Form 8-K relating to our dismissal of PM as required under Item 4.01, including a letter from DKM, as the successor to PM, to the SEC relating to such dismissal, is incorporated herein by reference.  The decision to appoint DKM was recommended, and subsequently approved, by our board of directors.

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

As of December 31, 2013, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the twelve months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Guofeng Feng	41	Chief Executive Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than ten percent (10%) of our common stock (collectively, “Reporting Persons”) to file reports with the SEC of beneficial ownership and reports of changes in beneficial ownership of our common stock on Forms 3, 4 and 5. Reporting Persons are required by applicable SEC rules to furnish us with copies of all such forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. To our knowledge, based solely on our review of the copies of the Forms 3, 4 and 5 received by us during the fiscal year ended December 31, 2013 and written representations that no other reports were required, we believe that all reports required to be filed by such persons with respect to the Company’s fiscal year ended December 31, 2013 were timely filed.

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

The following table sets forth all cash compensation paid by the Company for the fiscal years 2012 and 2013.  The table below sets forth the positions and compensation for each officer and director of the Company.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guofeng Feng, Chief Executive Officer and Director (2)	2013	--	--	--	--	--	--	--	--
	2012	--	--	--	--	--	--	--	--
Joe Tyszko, former President, Secretary and Chairman of the Board (3)	2013	--	--	--	--	--	--	--	--
	2012	--	--	$20,000	--	--	--	--	$20,000
Valerie Tyszko, former Treasurer and Director (3)	2013	--	--	--	--	--	--	--	--
	2012	--	--	--	--	--	--	--	--

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

(2)	Percentages are based on 6,000,000 shares of common stock issued and outstanding as of March 31, 2014.

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

Audit Fees

Fees for audit services billed in fiscal 2013 and 2012 were $8,600 and $6,800, respectively and consist of the annual audit of the Company's consolidated financial statements and interim reviews of the quarterly consolidated financial statements.

Audit-Related Fees

 There were no fees for audit related services by the Company's independent registered accountants for the years ended December 31, 2013 and 2012, that are not reported under the caption “Audit Fees” above.

Tax Fees

 There were no fees for professional services rendered by the Company's independent registered accountants for tax compliance, tax advice, and tax planning for the years ended December 31, 2013 and 2012, that are not reported under the caption “Audit Fees” above.

All Other Fees

 There were no other fees for professional services rendered by the Company's independent registered accountants for the years ended December 31, 2013 and 2012, that are not reported under the caption “Audit Fees” above.

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

Index

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	The financial statements at page F-1 are filed as a part of this Annual Report on Form 10-K.

(2)	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits: The exhibits to this report are listed in the exhibit index below.

(b)	Description of Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	Securities Purchase Agreement, dated April 23, 2012, by and among Yong Li, as agent and attorney-in-fact for the buyers identified therein, Joe Tyszko and RJS Development, Inc. (3)
14.1	Code of Ethics (4)
21.1	List of the Company’s Subsidiaries *
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on June 16, 2008.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 16, 2008.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2012.
(4)	Incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 16, 2008.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014	RJS DEVELOPMENT, INC.

	By:	/s/ Guofeng Feng
Name: Guofeng Feng
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Guofeng Feng	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 31, 2014
Guofeng Feng

Index

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	Securities Purchase Agreement, dated April 23, 2012, by and among Yong Li, as agent and attorney-in-fact for the buyers identified therein, Joe Tyszko and RJS Development, Inc. (3)
14.1	Code of Ethics (4)
21.1	List of the Company’s Subsidiaries *
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on June 16, 2008.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 16, 2008.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2012.
(4)	Incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 16, 2008.

Index

   Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
RJS Development, Inc.

We have audited the accompanying balance sheets of RJS Development, Inc. as of December 31, 2013 and 2012, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RJS Development, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
March 31, 2014

Index

RJS Development, Inc.
Balance Sheets

	December 31,	December 31,
	2013	2012
Assets
Current assets
Cash	$-	$-

Assets of discontinued operations	-	-
Total current assets	-	-

Property & equipment of discontinued operations, net	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Due to shareholder	$118,432	$31,042

Liabilities of discontinued operations	-	-
Total current liabilities	118,432	31.042
Total liabilities	118,432	31,042

Stockholders' Equity (Deficit)
Common Stock, $.01 par value, 75,000,000 shares authorized; 6,000,000 And 6,000,000 shares issued and outstanding, respectively	60,000	60,000
Additional paid-in capital	(39,650)	(39,650)
Accumulated Deficit	(138,782)	(51,392)
Total stockholders' equity (deficit)	(118,432)	(31,042)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

Index

RJS Development, Inc.
Statements of Operations

	For the Year Ended
	December 31,
	2013	2012

Operating expenses:
General & administration expenses	$-	$24,745
Professional fees	87,390	45,215
Total operating expenses	87,390	69,960

Operating Income	(87,390)	(69,960)

Other (income) expenses:
Loss (income) from discontinued operations	-	4,248
Gain on disposal of discontinued operations	-	(10,383)

Net income (loss)	$(87,390)	$(63,825)

Earnings (loss) per share,
basic and dilutive	$(0.01)	$(0.01)

Weighted average shares outstanding
basic and dilutive	6,000,000	5,004,384

The accompanying notes are an integral part of these financial statements.

Index

RJS Development, Inc.
Statement of Stockholders' Deficit

			Additional		Stock-
	Common		Paid in	Accumulated	Holders'
	shares	$.01 par	Capital	Deficit	Deficit

Balance at December 31, 2010	1,400,000	14,000	(13,650)	(19,253)	(18,903)

Net income (audited)				31,686	31,686

Balance at December 31, 2011	1,400,000	14,000	(13,650)	12,433	12,783

Issuance of common stocks	4,600,000	46,000	(26,000)		20,000
Net loss (audited)				(63,825)	(63,825)

Balance at December 31, 2012	6,000,000	60,000	(39,650)	(51,392)	(31,042)

Net loss (audited)				(87,390)	(87,390)

Balance at December 31, 2013	6,000,000	60,000	(39,650)	(138,782)	(118,432)

The accompanying notes are an integral part of these financial statements.

Index

RJS Development, Inc.
Statement of Cash Flows

	For the Year Ended
	December 31,
	2013	2012

Cash Flows from Operating Activities:
Net (loss) income	$(87,390)	$(63,825)
Adjustment to reconcile Net Income to net
cash provided by operations:
Prepaid	-	-
Stock based compensation	-	20,000
Gain on disposal of discontinued operations	-	(10,383)
Depreciation and amortization	-	735
Accounts payable	-	-
Net Cash (Used) Provided by Continuing Operations	(87,390)	(54,208)
Net Cash Flow from Discontinued Operations	-	23,166
Net Cash Flows from Operating Activity	(87,390)	(31,042)

Cash Flows from Financing Activities:
Stockholder advances, net	87,390	31,042
Net Cash (Used) Provided by Financing Activities	87,390	31,042

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Index

RJS Development, Inc.
Notes to Financial Statements
December 31, 2013

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the years ended December 31, 2013 and 2012; (b) the financial position at December 31, 2013 and 2012, and (c) cash flows for the year ended December 31, 2013 and 2012, has been made.

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

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, there were no cash equivalents.

Index

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

The Company incurred a net loss of $87,390 for the year ended December 31, 2013.  As of December 31, 2013 the Company had no cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company depends upon stockholder support and capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's new business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 – RELATED PARTY

Due to shareholder
A certain owner has advanced, and anticipates it to be necessary to advance, cash to the Company, based on cash requirements.  The amounts due to such stockholder were $118,432 and $31,042 as of December 31, 2013 and 2012, respectively.  These cash advances are considered temporary in nature.  There are no repayment terms and currently are not interest bearing.  The loan to the former controlling stockholder was distributed to such stockholder as of March 31, 2012 as part of the distribution of the leasing operations.

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

Index

NOTE 6 – INCOME TAXES

Provision (Benefit) for Income Taxes

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	2013	2012
Expected statutory rate	34.0%	34.0%
State Income tax rate, net of federal benefit	3.6%	3.6%
Permanent Differences	0.0%	0.0%
Temporary Differences	0.0%	0.0%
Valuation Allowance	(37.6)	(37.6)
	0.0%	0.0%

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

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Deferred Tax Assets
Net Operating Loss Carry Forwards	$51,422	$21,000
Less valuation allowance	(51,422)	(21,000)

Net Deferred Tax Asset (Liabilities)	$-	$-

Under the Internal Revenue Code of 1986, as amended, net operating losses can be carried forward twenty years.   As of December 31, 2013 the Company has a net operating loss carry forwards of $151,214, of which $63,825 will start expiring in 2032 and the remaining will start expiring in 2033.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2009 through 2011. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2009 through 2011.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2013 and 2012.

NOTE 7 – CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Index

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

During the years ended December 31, 2013 and 2012, the discontinued operations experienced losses of $0 and losses of $4,248, respectively.  For the years ended December 31, 2013 and 2012, the Company recognized gains on the disposal of the leasing business in the amount of $0 and $10,383, respectively.  Details on the discontinued operations during the years ended December 31, 2013 and 2012 are shown below:

Index

	Year Ended
	2013	2012

Revenues	$-	$1,115

Operating expenses:
General & administration	-	1,063
Selling expenses	-	2,329
Professional fees	-	437
Rents	-	1,350
Depreciation	-	184
Total operating expenses	-	5,363

Operating income	-	(4,248)
Provision for income taxes	-	-
Income (loss) from discontinued operations	$-	$(4,248)

	December 31, 2013	December 31, 2012
Assets
Current assets
Cash	$-	$7,002
Accounts receivable	-	15,264
Total current assets	-	22,266

Total Assets	$-	$22,266

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$-	$12,501
Notes payable to Stockholder	-	13,107
Income tax payable	-	7,041
Total current liabilities	-	32,649
Total liabilities	$-	$32,649

Gain on disposal of discontinued operation	-	10,383