Form 10-Q
period 2014-03-31
RJS Development, Inc.
filed 2014-05-14
CIK 1373149

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of May 14, 2014 was 6,000,000.

Part I. Financial Information
Item 1.Financial Statements.

RJS Development, Inc.
CONDENSED BALANCE SHEET (Unaudited)

	March 31,	December 31,
	2014	2013

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Due to shareholder	$129,132	$118,432

Total current liabilities	129,132	118,432

Total liabilities	129,132	118,432

STOCKHOLDERS’DEFICIT
Common stock,$.01 par value, 75,000,000 shares authorized; 6,000,000 and 6,000,000 shares issued and outstanding, respectively	60,000	60,000
Additional paid-in capital	(39,650)	(39,650)
Accumulated Deficit	(149,482)	(138,782)
Total stockholders' deficit	(129,132)	(118,432)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

RJS Development, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Operating expenses:

Professional fees	$10,700	$26,980
Total operating expenses	10,700	26,980

Loss from operations	(10,700)	(26,980)

Provision for income taxes	-	-

Net income (loss)	$(10,700)	$(26,980)

Loss per share, basic and dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding basic and dilutive	6,000,000	6,000,000

The accompanying notes are an integral part of these condensed financial statements.

RJS Development, Inc.
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three Months Ended 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,700)	$(26,980)
Adjustment to reconcile net loss to net cash provided by operations:		-
Account payables	-	1,200
Net Cash Flow Used in Operating Activity	(10,700)	(25,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder advances, net	10,700	25,780
Net Cash Provided by Financing Activity	10,700	25,780

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AT THE BEGINNING PERIOD	-	-

CASH AT THE END OF THE PERIOD	$-	$-

Supplemental disclosure of cash flow information:	-	-
Cash paid during the period for :	-	-
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed  financial statements.

RJS Development, Inc.
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Operations
The Company was incorporated on May 27, 2003 in the State of Florida. The Company was in the business of providing development services in the real estate industry. The Company generally operates in the Tampa bay area on the West Coast of Florida.

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

Basis for Presentation
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2014 and 2013; (b) the financial position at March 31, 2014 and December 31, 2013, and (c) cash flows for the three months ended March 31, 2014 and 2013, have been made.

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

Fair Value Instruments
The Company’s balance sheets include the following financial instruments: cash and notes payable to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the loan from stockholder approximates fair value based on short term and revolving nature of the advances.

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

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2014 and December 31, 2013, there were no cash equivalents.

Loss Per Share
The Company follows ASC Codification Topic 260. Basic loss per share calculations are determined by dividing net loss by the weighted average number of shares outstanding during the year. Diluted loss per share calculations are determined by dividing net loss by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution issues are not applicable.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported in 2014. We believe that there are no new or impending standards that may have an impact on our future filings. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss of $10,700 for the three months ended March 31, 2014. As of March 31, 2014, the Company had no cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon stockholder support and capital to be from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's new business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 – RELATED PARTY

Due to shareholder
A certain owner has advanced, and anticipates it to be necessary to advance, cash to the Company, based on cash requirements. The amounts due to such stockholder were $ 129,132 and $ 118,432 as of March 31, 2014 and December 31, 2013, respectively. These cash advances are considered temporary in nature. There are no repayment terms and currently are not interest bearing.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of RJS Development, Inc. for the period ended March  31, 2014, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to March 31, 2014, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

Over the past five years we have not been involved in any new development activity. We have concentrated on renting and managing existing commercial locations on a contractual basis for the owners. Our contracts are centered in the Tampa Bay area and are generally on a month-to-month basis.

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

Results of Operations – Continuing Operations
Operating expenses were $ 10,700 and $ 26,980, for the three months ended March 31, 2014 and 2013, respectively. The decrease was due to the decrease in professional expenses. General and administration expenses include salaries, office, rent and depreciation. The Company did not incur general and administration expenses in 2014.

Liquidity & Capital Resources
As of March 31, 2014, the Company had cash of $0, working capital deficit of $ 129,132, an accumulated deficit of $ 149,482 and stockholder deficit of $ 129,132

For the three months ended March 31, 2014, net cash used in operating activities was $10,700. During the three months ended March 31, 2014, there were no cash flows from investing activities and $ 10,700 of cash flows from financing activities, resulting from advances from a current stockholder.

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

Fair Value Instruments. The Company’s balance sheets include the following financial instruments: cash and notes payable to shareholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the loan from stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

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

With respect to the period ending March 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2013 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2014, the Company did not issue any unregistered shares of its common stock.

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

RJS DEVELOPMENT, INC.

Date: May 14, 2014	By:	/s/ Guofeng Feng
GUOFENG FENG
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)