Form 10-Q
period 2014-06-30
RJS Development, Inc.
filed 2014-08-14
CIK 1373149

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

+86 (28) 8661-0965
(Registrant’s telephone number, including area code)

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

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of August 14, 2014 was 6,000,000.

Part I. Financial Information
Item 1.Financial Statements.

RJS Development, Inc.
CONDENSED BALANCE SHEET

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Due to shareholder	$135,632	$118,432
Other payables	19,647	-

Total current liabilities	155,279	118,432

Total liabilities	155,279	118,432

STOCKHOLDERS’DEFICIT
Common stock, $.01 par value, 75,000,000 shares authorized; 6,000,000 and 6,000,000 shares issued and outstanding, respectively	60,000	60,000
Additional paid-in capital	(39,650)	(39,650)
Accumulated Deficit	(175,629)	(138,782)
Total stockholders' deficit	(155,279)	(118,432)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

RJS Development, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Operating expenses:
General & administration	$-	$-	$-	$-
Professional fees	26,147	33,722	36,847	60,702
Total operating expenses	26,147	33,722	36,847	60,702

Operating Loss	(26,147)	(33,722)	(36,847)	(60,702)

Other expenses:
Loss(income) from discontinued operations	-	-	-	-
Gain on disposal of discontinued operations	-	-	-	-

Net loss	$(26,147)	$(33,722)	$(36,847)	$(60,702)

Loss per share, primary and dilutive	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding primary and dilutive	6,000,000	6,000,000	6,000,000	6,000,000

The accompanying notes are an integral part of these condensed financial statements.

RJS Development, Inc.
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,847)	$(60,702)
Adjustment to reconcile net loss to net cash provided by operations:		-
Prepaid	-	(300)
Other payables	19,647	-
Account payables	-	1,200
Net Cash Flow Used in Operating Activity	(17,200)	(59,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder advances, net	-	59,802
Net Cash Provided by Financing Activity	17,200	59,802

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AT THE BEGINNING PERIOD	-	-

CASH AT THE END OF THE PERIOD	$-	$-

Supplemental disclosure of cash flow information:	-	-
Cash paid during the period for :	-	-
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

RJS Development, Inc.
Notes to Condensed Financial Statements
June 30, 2014
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Operations
The Company was incorporated on May 27, 2003 in the State of Florida. The Company was in the business of providing development services in the real estate industry. The Company does not currently engage in any business activity.

On April 23, 2012, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Yong Li, as agent and attorney-in-fact (the “Agent”) for the buyers identified therein (the “Buyers”) and Joe Tyszko (the “Seller”), the former President, Secretary, Treasurer and Chairman of the Board of Directors of the Company.  The closing of the transactions (the “Closing”) contemplated by the Agreement occurred simultaneously with the parties’ entry into the Agreement. Prior to the Closing, the Seller owned 5,951,544, or approximately 99.2%, of the issued and outstanding shares of common stock, par value $.01 per share (the “Common Stock”), and served as the President, Secretary and Chairman of the Board of Directors of the Company.  In connection with the Closing, the Seller resigned from the executive officer positions he held with the Company, effective as of the Closing.  The Seller also resigned as a director of the Company, effective as of 10 days after mailing to the stockholders of the Company an information statement on Schedule 14f-1 pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder (the “Schedule 14f-1”) relating to the appointment of Guofeng Feng to the Board of Directors of the Company.  In addition, Valerie Tyszko, who served as the Treasurer and as a director of the Company, resigned from such positions effective as of the Closing.

Upon the Closing, the Buyers collectively owned 99.2% of the issued and outstanding Common Stock.  In addition, as of the Closing, Guofeng Feng was appointed as the Chief Executive Officer of the Company and, effective as of 10 days after the mailing the Schedule 14f-1 to the stockholders of the Company, elected as the sole director of the Company.

Basis for Presentation
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six months ended June 30, 2014 and June 30, 2013; (b) the financial position at June 30, 2014 and December 31, 2013, and (c) cash flows for the six months ended June 30, 2014 and June 30, 2013, have been made.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Fair Value Instruments
The Company’s balance sheets include the following financial instruments: cash, other payables and notes payable to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the loan from stockholder approximates fair value based on short term and revolving nature of the advances.

Fair Value Measurement
All financial and nonfinancial assets and liabilities were recognized or disclosed at fair value in the financial statements. This value was evaluated on a recurring basis (at least annually). Generally accepted accounting principles in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on a measurement date. The accounting principles also established a fair value hierarchy which required an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs were used to measure fair value:

Level 1: Quotes market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that were corroborated by market data.
Level 3: Unobservable inputs that were not corroborated by market data.

Cash and Cash Equivalents
The majority of cash is maintained by a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2014 and December 31, 2013, there were no cash equivalents.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss of $26,147 and $36,847 for the three and six months ended June 30, 2014. As of June 30, 2014, the Company had no cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon stockholder support and capital to be from future financing activities such as subsequent offerings of its Common Stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's new business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 – RELATED PARTY

Due to Shareholder
A certain owner has advanced, and anticipates it to be necessary to advance, cash to the Company, based on cash requirements. The amounts due to such stockholder were $135,632 and $118,432 as of June 30, 2014 and December 31, 2013, respectively. These cash advances are considered temporary in nature. There are no repayment terms and currently are not bearing interest.

Certain stockholders have pledged their support to fund continuing operations; however, there is no written commitment to this effect. The Company is dependent upon the continued support of these parties.

NOTE 5 – CAPITAL STOCK AND REVERSE STOCK SPLIT

Our Common Stock consists of 75,000,000 authorized shares.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of RJS Development, Inc. for the period ended June 30, 2014, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to June 30, 2014, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

Over the past five years we have not been involved in any new development activity. The Company does not currently engage in any business activity.

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States. The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements. The Company’s accounting policies are more fully described in the Notes to Condensed Financial Statements.

Results of Operations – Continuing Operations
Operating expenses were $26,147 and $33,722, $36,847 and $60,702 for the three and six months ended June 30, 2014 and June 30, 2013, respectively. The decrease was due to the decrease in professional expenses. General and administration expenses include salaries, office, rent and depreciation. The Company did not incur general and administration expenses in 2014.

Liquidity & Capital Resources
As of June 30, 2014, the Company had cash of $0, working capital deficit of $155,279, an accumulated deficit of $175,629 and stockholder deficit of $155,279.

For the six months ended June 30, 2014, net cash used in operating activities was $17,200. During the six months ended June 30, 2014, there were no cash flows from investing activities and $17,200 of cash flows from financing activities, resulting from advances from a current stockholder.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Basis of Presentation. The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

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

Item 4.Controls and Procedures.

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

With respect to the period ending June 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The Company’s management, however, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2013 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ending June 30, 2014, the Company did not issue any unregistered shares of its Common Stock.

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

RJS DEVELOPMENT, INC.

Date: August 14, 2014	By:	/s/ Guofeng Feng
GUOFENG FENG
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)